Form 10-Q
period 2022-06-30
R1 RCM Inc. /DE
filed 2022-08-03
CIK 1910851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from to
COMMISSION FILE NUMBER: 001-41428
R1 RCM INC.
(Exact name of registrant as specified in its charter)

Delaware	87-4340782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

434 W. Ascension Way	84123
6th Floor
Murray
Utah
(Address of principal executive offices)	(Zip code)
(312) 324-7820
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RCM	NASDAQ
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of August 1, 2022, the registrant had 416,071,269 shares of common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$163.5	$130.1
Accounts receivable, net of $4.3 million and $2.4 million allowance	224.3	131.3
Accounts receivable, net of $0.1 million and $0.1 million allowance - related party	31.3	26.1
Current portion of contract assets	65.6	—
Prepaid expenses and other current assets	86.0	77.2
Total current assets	570.7	364.7
Property, equipment and software, net	120.0	94.7
Operating lease right-of-use assets	103.8	48.9
Non-current portion of contract assets	24.0	—
Non-current portion of deferred contract costs	24.8	23.4
Intangible assets, net	1,616.7	265.4
Goodwill	2,550.8	554.7
Non-current deferred tax assets	9.6	51.8
Other assets	69.8	45.7
Total assets	$5,090.2	$1,449.3
Liabilities
Current liabilities:
Accounts payable	$56.4	$17.7
Current portion of customer liabilities	39.4	41.5
Current portion of customer liabilities - related party	6.5	7.9
Accrued compensation and benefits	108.8	97.0
Current portion of operating lease liabilities	22.2	13.5
Current portion of long-term debt	41.5	17.5
Other accrued expenses	87.9	59.1
Total current liabilities	362.7	254.2
Non-current portion of customer liabilities	5.6	3.3
Non-current portion of customer liabilities - related party	14.7	15.4
Non-current portion of operating lease liabilities	103.8	53.4
Long-term debt	1,749.2	754.9
Non-current deferred tax liabilities	86.7	4.2
Other non-current liabilities	16.9	17.2
Total liabilities	2,339.6	1,102.6

Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized, 436,986,859 shares issued and 416,000,966 shares outstanding at June 30, 2022; 500,000,000 shares authorized, 298,320,928 shares issued and 278,226,242 shares outstanding at December 31, 2021	4.4	3.0
Additional paid-in capital	3,050.2	628.5
Accumulated deficit	(55.3)	(64.3)
Accumulated other comprehensive loss	(11.0)	(5.3)
Treasury stock, at cost, 20,985,893 shares as of June 30, 2022; 20,094,686 shares as of December 31, 2021	(237.7)	(215.2)
Total stockholders’ equity	2,750.6	346.7
Total liabilities and stockholders’ equity	$5,090.2	$1,449.3
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net services revenue ($223.0 million and $439.7 million for the three and six months ended June 30, 2022, respectively, and $218.4 million and $433.9 million for the three and six months ended June 30, 2021, respectively, from related party)	$391.9	$353.4	$777.6	$696.0
Operating expenses:
Cost of services	310.1	287.0	606.6	554.2
Selling, general and administrative	30.9	29.0	59.8	54.6
Other expenses	88.9	9.8	106.0	22.8
Total operating expenses	429.9	325.8	772.4	631.6
Income (loss) from operations	(38.0)	27.6	5.2	64.4
Net interest expense	6.9	3.4	11.6	7.3
Income (loss) before income tax provision (benefit)	(44.9)	24.2	(6.4)	57.1
Income tax provision (benefit)	(24.5)	5.8	(15.4)	12.9
Net income (loss)	$(20.4)	$18.4	$9.0	$44.2
Net income (loss) per common share:
Basic	$(0.07)	$0.07	$0.03	$(2.16)
Diluted	$(0.07)	$0.06	$0.03	$(2.16)
Weighted average shares used in calculating net income (loss) per common share:
Basic	294,658,635	268,251,790	286,746,902	253,850,972
Diluted	294,658,635	320,832,913	328,169,238	253,850,972
Consolidated statements of comprehensive income (loss)
Net income (loss)	$(20.4)	$18.4	$9.0	$44.2
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	(1.2)	(0.1)	(1.1)	0.4
Foreign currency translation adjustments	(3.2)	(0.6)	(4.6)	(1.0)
Total other comprehensive loss, net of tax	$(4.4)	$(0.7)	$(5.7)	$(0.6)
Comprehensive income (loss)	$(24.8)	$17.7	$3.3	$43.6

Basic:
Net income (loss)	$(20.4)	$18.4	$9.0	$44.2
Less dividends on preferred shares	—	—	—	(592.3)
Net income (loss) available/allocated to common shareholders - basic	$(20.4)	$18.4	$9.0	$(548.1)
Diluted:
Net income (loss)	$(20.4)	$18.4	$9.0	$44.2
Less dividends on preferred shares	—	—	—	(592.3)
Net income (loss) available/allocated to common shareholders - diluted	$(20.4)	$18.4	$9.0	$(548.1)
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	298,320,928	$3.0	(20,094,686)	$(215.2)	$628.5	$(64.3)	$(5.3)	$346.7
Share-based compensation expense	—	—	—	—	10.2	—	—	10.2
Issuance of common stock related to share-based compensation plans	1,757,955	—	—	—	—	—	—	—
Exercise of vested stock options	77,438	—	—	—	0.4	—	—	0.4
Acquisition of treasury stock related to share-based compensation plans	—	—	(727,768)	(18.7)	—	—	—	(18.7)
Repurchases of common stock	—	—	(8,000)	(0.2)	—	—	—	(0.2)
Net change on derivatives designated as cash flow hedges, net of tax of $0.0 million	—	—	—	—	—	—	0.1	0.1
Foreign currency translation adjustments	—	—	—	—	—	—	(1.4)	(1.4)
Net income	—	—	—	—	—	29.4	—	29.4
Balance at March 31, 2022	300,156,321	$3.0	(20,830,454)	$(234.1)	$639.1	$(34.9)	$(6.6)	$366.5
Share-based compensation expense	—	—	—	—	11.6	—	—	11.6
Issuance of common stock related to share-based compensation plans	505,371	—	—	—	—	—	—	—
Issuance of common stock	135,929,742	1.4	—	—	2,386.1	—	—	2,387.5
Replacement awards issued in conjunction with acquisitions	—	—	—	—	11.3	—	—	11.3
Exercise of vested stock options	395,425	—	(2,282)	(0.1)	2.1	—	—	2.0
Acquisition of treasury stock related to share-based compensation plans	—	—	(153,157)	(3.5)	—	—	—	(3.5)
Net change on derivatives designated as cash flow hedges, net of tax of $0.4 million	—	—	—	—	—	—	(1.2)	(1.2)
Foreign currency translation adjustments	—	—	—	—	—	—	(3.2)	(3.2)
Net loss	—	—	—	—	—	(20.4)	—	(20.4)
Balance at June 30, 2022	436,986,859	$4.4	(20,985,893)	$(237.7)	$3,050.2	$(55.3)	$(11.0)	$2,750.6
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	137,812,559	$1.4	(16,668,521)	$(139.2)	$393.7	$(161.5)	$(6.5)	$87.9
Share-based compensation expense	—	—	—	—	12.8	—	—	12.8
Issuance of common stock related to share-based compensation plans	6,497	—	—	—	—	—	—	—
Issuance of common stock	324,212	—	—	—	7.0	—	—	7.0
Exercise of vested stock options	539,795	—	—	—	3.5	—	—	3.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(2,201)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.2 million	—	—	—	—	—	—	0.5	0.5
Foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)
Conversion of preferred shares	117,706,400	1.2	—	—	250.3	—	—	251.5
Inducement dividend	—	—	—	—	(592.3)	—	—	(592.3)
Issuance of common stock related to inducement	21,582,800	0.2	—	—	487.1	—	—	487.3
Net income	—	—	—	—	—	25.8	—	25.8
Balance at March 31, 2021	277,972,263	$2.8	(16,670,722)	$(139.2)	$562.1	$(135.7)	$(6.4)	$283.6
Share-based compensation expense	—	—	—	—	24.0	—	—	24.0
Issuance of common stock related to share-based compensation plans	539,884	—	—	—	—	—	—	—
Exercise of vested stock options	396,250	—	—	—	1.3	—	—	1.3
Acquisition of treasury stock related to share-based compensation plans	—	—	(167,832)	(4.5)	—	—	—	(4.5)
Net change on derivatives designated as cash flow hedges, net of tax of $0.0 million	—	—	—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.6)	(0.6)
Exercise of warrants pursuant to cashless provisions	16,750,000	0.2	—	—	(0.2)	—	—	—
Net income	—	—	—	—	—	18.4	—	18.4
Balance at June 30, 2021	295,658,397	$3.0	(16,838,554)	$(143.7)	$587.2	$(117.3)	$(7.1)	$322.1
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$9.0	$44.2
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	43.6	35.5
Amortization of debt issuance costs	0.7	0.5
Share-based compensation	21.7	36.5
Loss on disposal and right-of-use asset write-downs	2.7	0.6
Provision for credit losses	0.3	0.2
Deferred income taxes	(17.5)	10.5
Non-cash lease expense	6.0	5.2
Other	1.5	—
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(34.0)	(8.8)
Contract assets	(1.6)	—
Prepaid expenses and other assets	(20.0)	(15.2)
Accounts payable	5.0	2.2
Accrued compensation and benefits	(76.1)	25.0
Lease liabilities	(5.1)	(7.4)
Other liabilities	13.5	(6.9)
Customer liabilities and customer liabilities - related party	(15.2)	6.4
Net cash (used in) provided by operating activities	(65.5)	128.5
Investing activities
Purchases of property, equipment, and software	(42.7)	(18.4)
Acquisition of Cloudmed, net of cash acquired	(847.7)	—
Proceeds from disposal of assets	0.4	2.6
Net cash used in investing activities	(890.0)	(15.8)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	1,016.6	—
Borrowings on revolver	30.0	—
Payment of debt issuance costs	(1.0)	—
Repayment of senior secured debt	(8.8)	(12.9)
Repayments on revolver	(20.0)	—
Payment of contingent consideration liability	—	(4.8)
Inducement of preferred stock conversion	—	(105.0)
Payment of equity issuance costs	(2.0)	—
Exercise of vested stock options	2.5	5.7
Purchase of treasury stock	(0.6)	—
Shares withheld for taxes	(25.1)	(4.5)
Other	(0.1)	—
Net cash provided by (used in) financing activities	991.5	(121.5)
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(2.6)	(0.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	33.4	(9.4)
Cash, cash equivalents and restricted cash, at beginning of period	130.1	174.8
Cash, cash equivalents and restricted cash, at end of period	$163.5	$165.4
Supplemental disclosures of cash flow information
Property, equipment and software purchases not paid	$24.6	$17.1
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

1. Business Description and Basis of Presentation
Business Description
R1 RCM Inc. (the “Company”) is a leading provider of technology-driven solutions that transform the patient experience and financial performance of healthcare providers. The Company helps healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician, and staff satisfaction for its customers.

Cloudmed Acquisition

On June 21, 2022, pursuant to the Transaction Agreement and Plan of Merger (the “Transaction Agreement”), dated as of January 9, 2022, among R1 RCM Inc. (f/k/a Project Roadrunner Parent Inc.), R1 RCM Holdco Inc. (f/k/a R1 RCM Inc.), a wholly-owned subsidiary of the Company (“Old R1 RCM”), Project Roadrunner Merger Sub Inc., formerly a wholly-owned subsidiary of the Company (“R1 Merger Sub”), Revint Holdings, LLC (“Cloudmed”), CoyCo 1, L.P. (“CoyCo 1”), CoyCo 2, L.P. (“CoyCo 2” and, together with CoyCo 1, the “Sellers”), and, solely for certain purposes set forth therein, NMC Ranger Holdings, LLC, the Company purchased Cloudmed, a leader in Revenue Intelligence™ solutions for healthcare providers, and affiliated entities (collectively, the “Cloudmed entities”), through (i) a merger of R1 Merger Sub with and into Old R1 RCM with Old R1 RCM as the surviving entity, which resulted in Old R1 RCM becoming a wholly-owned subsidiary of the Company (the “Holding Company Reorganization”) and (ii) the Sellers contributing 100% of the equity of a blocker parent corporation of the Cloudmed entities in exchange for an aggregate of 135,929,742 shares of common stock, par value $0.01 per share, of the Company (“Company Common Stock”), subject to certain adjustments following the closing as set forth in the Transaction Agreement (the “Cloudmed Acquisition”, and together with the Holding Company Reorganization, the “Transactions”). For further details on the total consideration paid, refer to Note 2, Acquisitions.

Cloudmed’s revenue intelligence platform combines cloud-based data architecture and deep domain expertise with intelligent automation to analyze large volumes of medical records, payment data, and complex medical insurance models to identify opportunities to deliver additional revenue to customers. The Company believes this transaction will enable the Company to further its ability to deliver transformative value to healthcare providers through a more fulsome platform of differentiated capabilities by creating a scaled leader across both end-to-end revenue cycle management (“RCM”) and technology-driven revenue intelligence.

Holding Company Reorganization

Pursuant to the Transaction Agreement, immediately prior to the completion of the Cloudmed Acquisition, Old R1 RCM implemented the Holding Company Reorganization, which resulted in the Company owning all of the capital stock of Old R1 RCM. Each share of Old R1 RCM’s common stock that was issued and outstanding immediately prior to the Holding Company Reorganization was automatically exchanged into an equivalent corresponding share of Company Common Stock, having the same designations, rights, powers, and preferences and the qualifications, limitations, and restrictions as the corresponding share of common stock of Old R1 RCM being converted. Accordingly, upon consummation of the Holding Company Reorganization, all Old R1 RCM stockholders became stockholders of the Company. Immediately prior to the consummation of the Holding Company Reorganization, the name of Old R1 RCM was changed to “R1 RCM Holdco Inc.” and the name of the Company was changed to “R1 RCM Inc.” The Company is the successor issuer to Old R1 RCM pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The shares of Company Common Stock, as successor to Old R1 RCM, began trading on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “RCM” on June 22, 2022.

Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the Company’s financial position as of June 30, 2022, the results of operations of the Company for the three and six months ended June 30, 2022 and 2021, and the cash flows of the Company for the six months ended June 30, 2022 and 2021. These financial statements include the accounts of R1 RCM Inc. and its wholly-owned subsidiaries, including Cloudmed and its subsidiaries since the date of the acquisition. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2022.
When preparing financial statements in conformity with GAAP, the Company makes a number of significant estimates, assumptions, and judgments in the preparation of the financial statements. Actual results could differ from those estimates. For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Company’s 2021 Form 10-K.
Recently Issued Accounting Standards and Disclosures

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires companies to apply Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities obtained in a business combination. The ASU amendments will generally result in the recognition of contract assets and contract liabilities by the acquirer at amounts consistent with those recorded by the acquiree immediately before the acquisition date. The Company prospectively adopted ASU 2021-08 effective April 1, 2022 and preliminarily recognized contract assets of $88.0 million and contract liabilities of $3.3 million as part of the Cloudmed Acquisition.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual sale restriction on an equity security should not be considered in measuring the security’s fair value. The Company will adopt ASU 2022-03 prospectively effective January 1, 2024 and is currently evaluating the impact of the standard on its consolidated financial statements.

2. Acquisitions

Assets acquired and liabilities assumed in a business combination are recorded at their estimated fair value on the date of the acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if the purchase price exceeds the estimated net fair value or as a bargain purchase gain on the income statement if the purchase price is less than the estimated net fair value. The allocation of the purchase price may be modified up to one year after the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed.

Cloudmed

On June 21, 2022, the Company completed the acquisition of Cloudmed for a purchase price of $3.3 billion. The following table summarizes the fair value of the total consideration paid:

Fair Value
Stock consideration transferred to the Sellers (1)	$2,389.5
Cash consideration (2)	879.8
Replacement awards issued to Cloudmed equity award holders (3)	11.3
Total consideration	3,280.6

(1) The stock consideration fair value includes a preliminary discount for lack of marketability factor related to an 18 month lock-up period for the Sellers.
(2) Cash consideration includes the repayment of Cloudmed’s pre-existing credit facility that was settled at closing and was not assumed by the Company.
(3) Represents the pre-acquisition service portion of the fair value of 1,536,220 replacement restricted stock units (“RSUs”) issued to Cloudmed equity award holders at closing.

The Company funded the cash consideration component and the Company’s associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness (see Note 7, Debt).

The purchase price has been provisionally allocated to assets acquired and liabilities assumed based on their established fair value as of the acquisition date. Given the date of the acquisition, the fair value estimate of assets acquired and liabilities assumed is pending the completion of various elements, including gathering further information about the identification and valuation of all assets and liabilities acquired. Some of the more significant amounts that are not yet finalized relate to the fair value of intangible assets (including goodwill), contract assets, contract liabilities, and income and non-income related taxes. Accordingly, management considers the balances shown in the following table to be preliminary, and there could be adjustments to the consolidated financial statements, including changes in our amortization expense related to the valuation of intangible assets acquired and their respective useful lives, among other adjustments.

The preliminary fair value of assets acquired and liabilities assumed is:

Purchase Price Allocation
Total purchase consideration	$3,280.6

Allocation of consideration to assets acquired and liabilities assumed:
Cash and cash equivalents	$32.1
Accounts receivable	64.0
Current portion of contract assets	64.1
Property, equipment and software	5.0
Operating lease right-of-use assets	25.2
Non-current portion of contract assets	23.9
Intangible assets	1,370.1
Goodwill	1,996.2
Other assets	6.4
Accounts payable	(31.7)
Customer liabilities	(3.3)
Accrued compensation and benefits	(91.0)
Operating lease liabilities	(25.3)
Deferred income tax liabilities	(142.0)
Other liabilities	(13.1)
Net assets acquired	$3,280.6

The intangible assets preliminarily identified in conjunction with the Cloudmed Acquisition are as follows:

	Useful Life	Gross Carrying Value
Customer Relationships	18 years	$318.0
Technology	7 years	$1,052.0
Favorable leasehold interests	Life of lease	$0.1

The goodwill recognized is primarily attributable to synergies that are expected to be achieved from the integration of Cloudmed. None of the goodwill is expected to be deductible for income tax purposes.

Included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2022 are net sales of $13.3 million and net loss before income taxes of $0.4 million related to the operations of Cloudmed since the acquisition date of June 21, 2022.

During 2021, the Company acquired the following business:

Company Name	Description of the Business	Description of the Acquisition
iVinci Partners, LLC d/b/a VisitPay (“VisitPay”)	Provider of digital payment solutions	Purchased all outstanding equity interests

During the six months ended June 30, 2022, there were no significant purchase accounting adjustments to the fair value of assets acquired or the liabilities assumed in connection with the VisitPay acquisition as disclosed in Note 3 of the Company’s 2021 Form 10-K.

In 2020, the Company purchased certain assets relating to the RevWorks services business from Cerner Corporation. In accordance with the purchase agreement, the Company paid the first deferred payment of $12.5 million in the third quarter of 2021. There is one remaining deferred payment of $12.5 million that is payable on the second anniversary of the closing date (August 2022) and is included in other accrued expenses on the Consolidated Balance Sheet as of June 30, 2022.

The two deferred payments related to the RevWorks acquisition are contractual obligations of the Company; however, they are potentially effectively refundable to the Company if certain RevWorks customer revenue targets defined in the purchase agreement for the first two years following the acquisition are not achieved. At the time of the acquisition, the Company recorded an asset for the fair value of the contingently refundable consideration of $22.3 million. As of June 30, 2022, the entire amount of the contingently refundable consideration of $25.0 million is included in prepaid expenses and other current assets on the Consolidated Balance Sheet.

Pro Forma Results

The following table summarizes, on a pro forma basis, the combined results of the Company as though the Cloudmed Acquisition had occurred as of January 1, 2021 and the VisitPay acquisition had occurred as of January 1, 2020. These pro forma results are not necessarily indicative of the actual consolidated results had the acquisitions occurred as of those dates or of the future consolidated operating results for any period. Pro forma results are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net services revenue	$494.5	$437.5	$980.9	$856.9
Net income (loss)	$19.5	$(12.3)	$27.0	$(79.2)

Adjustments were made to earnings to adjust depreciation and amortization to reflect the fair value of identified assets acquired, to record the effects of extinguishing the debt of the acquired companies and replacing it with the debt of the Company, to adjust timing of acquisition related costs incurred by the Company, and to record the income tax effect of these adjustments.

3. Intangible Assets

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets at June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$418.0	$(24.3)	$393.7	$100.0	$(20.8)	$79.2
Technology	1,267.5	(45.3)	1,222.2	215.5	(30.2)	185.3
Tradename	1.0	(0.3)	0.7	1.0	(0.1)	0.9
Favorable leasehold interests	0.1	—	0.1	—	—	—
Total intangible assets	$1,686.6	$(69.9)	$1,616.7	$316.5	$(51.1)	$265.4

Intangible asset amortization expense was $11.7 million and $18.8 million for the three and six months ended June 30, 2022, respectively, and $4.3 million and $8.7 million for the three and six months ended June 30, 2021, respectively.

Estimated annual amortization expense related to intangible assets with definite lives as of June 30, 2022 is as follows:

Remainder of 2022	$98.2
2023	196.3
2024	194.5
2025	192.9
2026	192.9
2027	192.9
Thereafter	549.0
Total	$1,616.7

4. Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2022 were:

Goodwill
Balance as of December 31, 2021	$554.7
Cloudmed Acquisition	1,996.2
Change in foreign currency rates	(0.1)
Balance as of June 30, 2022	$2,550.8

5. Revenue Recognition
Revenue is measured based on consideration specified in a contract with a customer, and presented net of any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a service to a customer, which is typically over the contact term. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved.

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net operating fees	$318.3	$285.2	$641.1	$571.3
Incentive fees	29.9	37.5	60.1	66.5
Other (1)	43.7	30.7	76.4	58.2
Net services revenue	$391.9	$353.4	$777.6	$696.0

(1) Other revenue primarily consists of physician advisory services (“PAS”), practice management services, software subscription revenue, and service fees related to Entri, Cloudmed, and VisitPay.

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30, 2022	December 31, 2021
Contract assets
Current	$65.6	$—
Non-current	24.0	—
Total contract assets	$89.6	$—

Contract liabilities
Current (1)	$9.9	$10.3
Non-current (2)	20.3	18.7
Total contract liabilities	$30.2	$29.0

(1) Current contract liabilities include $7.6 million and $7.8 million classified in the current portion of customer liabilities and $2.3 million and $2.5 million classified in the current portion of customer liabilities - related party as of June 30, 2022 and December 31, 2021, respectively.
(2) Non-current contract liabilities include $5.6 million and $3.3 million classified in the non-current portion of customer liabilities and $14.7 million and $15.4 million classified in the non-current portion of customer liabilities - related party as of June 30, 2022 and December 31, 2021, respectively.

Refer to Note 2, Acquisitions, for the preliminary contract assets acquired and contract liabilities assumed as part of the Cloudmed Acquisition.

The Company recognized revenue of $91.4 million and $96.1 million during the six months ended June 30, 2022 and 2021, which amounts were included in contract liabilities on January 1 of the respective periods. These revenue amounts include $85.8 million and $88.1 million for the six months ended June 30, 2022 and 2021, respectively, related to advanced billings which become accounts receivable and contract liabilities on the first day of the respective service period.

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The estimated revenue does not include amounts of variable consideration that are constrained.

	Net operating fees	Incentive fees
Remainder of 2022	$65.7	$22.8
2023	98.7	1.5
2024	81.8	—
2025	31.7	—
2026	31.1	—
2027	30.1	—
Thereafter	116.4	—
Total	$455.5	$24.3

The amounts presented in the table above include variable fee estimates of the Company’s physician groups RCM services contracts, fixed fees, and forecasted incentive fees. Fixed fees are typically recognized ratably as the performance obligation is satisfied and forecasted incentive fees are measured cumulatively over the contractually defined performance period.

Estimates of revenue expected to be recognized in future periods exclude unexercised customer options to purchase services within the Company’s PAS contracts that do not represent material rights to the customer.

The Company does not disclose information about remaining performance obligations with an original expected duration of one year or less and has elected an exemption to the disclosure requirements related to estimate variable consideration and an exemption where the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date.

6. Leases

The components of lease costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$5.5	$4.0	$9.9	$8.1
Sublease income	(0.4)	(0.5)	(0.9)	(1.1)
Total lease cost	$5.1	$3.5	$9.0	$7.0

Supplemental cash flow information related to leases are as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9.0	$14.4
Right-of-use assets obtained in exchange for operating lease obligations:	65.6	5.6

Refer to Note 2, Acquisitions, for the preliminary right-of-use assets acquired and lease liabilities assumed as part of the Cloudmed Acquisition.

Maturities of lease liabilities as of June 30, 2022 are as follows:

Operating Leases
Remainder of 2022	$17.4
2023	24.4
2024	23.8
2025	22.5
2026	16.8
2027	10.8
Thereafter	41.1
Total	156.8
Less:
Imputed interest	30.8
Present value of lease liabilities	$126.0
.

7. Debt

The carrying amounts of debt consist of the following:

	June 30, 2022	December 31, 2021
Senior Revolver (1)	$90.0	$80.0
Term A Loans	1,226.9	695.6
Term B Loan	500.0	—
Unamortized discount and issuance costs	(26.2)	(3.2)
Total debt	1,790.7	772.4
Less: Current maturities	(41.5)	(17.5)
Total long-term debt	$1,749.2	$754.9

(1) As of June 30, 2022, the Company had $90.0 million in borrowings, $0.9 million letters of credit outstanding, and $509.1 million of availability under the Senior Revolver.

Second Amended and Restated Senior Secured Credit Facilities

On June 21, 2022, the Company, Old R1 RCM, and certain of its subsidiaries entered into a second amended and restated senior credit agreement (the “Second A&R Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders named therein, governing the Company’s second amended and restated senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of the $691.3 million existing senior secured term loan A facility (the “Existing Term A Loan”), a $540.0 million senior secured incremental term loan A facility (the “Incremental Term A Loan”, and together with the Existing Term A Loan, the “Term A Loans”), a $500.0 million senior secured term loan B facility (the “Term B Loan”, and together with the Term A Loans, the “Senior Term Loans”), and a $600.0 million senior secured revolving credit facility (the “Senior Revolver”). In conjunction with entering into the Second A&R Credit Agreement, the Company incurred $7.2 million and capitalized $6.4 million of debt issuance costs.

The Incremental Term A Loan has a five-year maturity and the Term B Loan has a seven-year maturity. The Existing Term A Loan and Senior Revolver mature on July 1, 2026. The Second A&R Credit Agreement provides that the Company may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.

Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) an Alternate Base Rate (“ABR”) equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.50% per annum, and (c) the Term Secured Overnight Financing Rate (“SOFR”) for an interest period of one-month beginning on such day plus 100 basis points, plus between 0.25% and 1.50% dependent on the Company’s total net leverage ratio (provided that the Term SOFR rate applicable to the Term A Loans shall not be less than 0.00% per annum, and the Term SOFR rate applicable to the Term B Loan shall not be less than 0.50% per annum); or (ii) the Term SOFR rate (provided that the Term SOFR rate applicable to the Term A Loans shall not be less than 0.00% per annum, and the Term SOFR rate applicable to the Term B Loan shall not be less than 0.50% per annum), plus between 1.25% and 2.50%, dependent on the Company’s total net leverage ratio. The interest rate as of June 30, 2022 was 3.78% for the Term A Loans and Senior Revolver and 4.53% for the Term B Loan. The Company is also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate between 0.20% and 0.40% of the average daily unutilized commitments thereunder dependent on the Company’s total net leverage ratio.

The Second A&R Credit Agreement requires the Company to make mandatory prepayments, subject to certain exceptions, with: (i) beginning with fiscal year ending December 31, 2023, 50% (which percentage will be reduced upon the Company’s achievement of certain total net leverage ratios) of the Company’s annual excess cash flow, (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property or casualty events, subject to certain exceptions and thresholds, and (iii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the Second A&R Credit Agreement.

The Second A&R Credit Agreement contains a number of financial and non-financial covenants. The Company was in compliance with all of the covenants in the Second A&R Credit Agreement as of June 30, 2022. The obligations under the Second A&R Credit Agreement are secured by a pledge of 100% of the capital stock of certain domestic subsidiaries owned by the Company and a security interest in substantially all of the Company’s tangible and intangible assets and the tangible and intangible assets of certain domestic subsidiaries.

The proceeds from the new Senior Secured Credit Facilities were or will be used, in addition to cash on hand, (1) to refinance, in full, all existing indebtedness under the Amended and Restated Credit Agreement, dated as of July 1, 2021, by and among Old R1 RCM and certain of its subsidiaries, Bank of America, N.A., as administrative agent, and the lenders named therein, and amend and restate all commitments thereunder (the “Refinancing”), (2) to pay certain fees and expenses incurred in connection with the entry into the Second A&R Credit Agreement and the Refinancing, (3) to fund the Transactions, and to pay the fees, premiums, expenses and other transaction costs incurred in connection therewith, and (4) to finance working capital needs of the Company and its subsidiaries for general corporate purposes. Debt amounts presented as of December 31, 2021 were incurred under the 2021 Amended and Restated Credit Agreement.

Debt Maturities

Scheduled maturities of the Company’s long-term debt are summarized as follows:

Scheduled Maturities
Remainder of 2022	$16.8
2023	53.9
2024	67.0
2025	67.0
2026	708.3
2027	430.2
Thereafter	473.7
Total	$1,816.9

For further details on the Company’s 2021 Amended and Restated Credit Agreement, refer to Note 10 of the Company’s 2021 Form 10-K.
8. Derivative Financial Instruments

The Company utilizes cash flow hedges to manage its currency risk arising from its global delivery resources. As of June 30, 2022, the Company has recorded $0.7 million of unrealized losses in accumulated other comprehensive loss related to foreign currency hedges. The Company estimates that $0.7 million of losses reported in accumulated other comprehensive loss are expected to be reclassified into earnings within the next 12 months. Amounts reclassified into cost of services were a net loss of $0.1 million and a net gain $0.1 million during the three and six months ended June 30, 2022, respectively, and a net gain of $0.2 million and $0.6 million during the three and six month periods ended June 30, 2021, respectively. As of June 30, 2022, the Company’s currency forward contracts have maturities extending no later than March 31, 2023, and had total notional amounts of $55.2 million.

The Company also utilizes cash flow hedges to reduce variability in interest cash flows from its outstanding debt. As of June 30, 2022, the Company has recorded $0.1 million of unrealized gains in accumulated other comprehensive loss related to interest rate swaps. The Company estimates that $0.1 million of gains reported in accumulated other comprehensive loss are expected to be reclassified into earnings within the next 2 months. Amounts reclassified into interest expense were a net loss of $0.2 million and $0.5 million during the three and six months ended June 30, 2022, respectively and a net loss of $0.3 million and $0.8 million during the three and six month periods ended June 30, 2021, respectively. As of June 30, 2022, the Company’s interest rate swaps extend no later than August 31, 2022, and had total notional amounts of $100.0 million.

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the consolidated statements of cash flows. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements.
Shortly after June 30, 2022, the Company entered into the following two arrangements. The Company entered into $500.0 million of additional interest rate swaps with a fixed rate of 3.01% and maturities extending through June 30, 2025. In addition, the Company has entered into an agreement with a third party regarding the potential purchase of a business that would expand the service capabilities of the Company. This agreement is effective through approximately the end of 2023 and allows the other party to sell the business to the Company for $150.0 million, subject to the negotiation of a definitive agreement and the satisfaction of agreed upon closing conditions, including the requirement that the purchase price be deemed to be fair value at the time of the potential transaction. The parties, assuming an agreement is reached, would also need to reach agreement as to whether the purchase price would be paid in cash or shares of common stock of the Company.

9. Share-Based Compensation

The share-based compensation expense relating to the Company’s stock options, RSUs, and performance-based restricted stock units (“PBRSUs”) for the three months ended June 30, 2022 and 2021 was $11.6 million and $23.8 million, respectively, with related tax benefits of approximately $2.1 million and $4.9 million, respectively. The share-based compensation expense relating to the Company’s stock options, RSUs, and PBRSUs for the six months ended June 30, 2022 and 2021 was $21.7 million and $36.5 million, respectively, with related tax benefits of approximately $3.9 million and $7.1 million, respectively.

The Company accounts for forfeitures as they occur. Excess tax benefits and shortfalls for share-based payments are recognized in income tax expense (benefit) and included in operating activities. The Company recognized $2.4 million and $4.3 million of income tax benefit from windfalls associated with vesting and exercises of equity awards for the three months ended June 30, 2022 and 2021, respectively. The Company recognized $4.9 million and $6.6 million of income tax benefit from windfalls associated with vesting and exercises of equity awards for the six months ended June 30, 2022 and 2021, respectively.
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Share-Based Compensation Expense Allocation Details:
Cost of services	$5.1	$15.7	$9.4	$23.0
Selling, general and administrative	6.5	8.1	12.3	13.5
Total share-based compensation expense	$11.6	$23.8	$21.7	$36.5

The Company uses the Black-Scholes option pricing model to estimate the fair value of its service-based options as of their grant dates. The Company assesses current performance on performance-based PBRSUs by reviewing historical performance to date, along with any adjustments which have been approved to the reported performance, and changes to the projections to determine the probable outcome of the awards. The current estimates are then compared to the scoring metrics and any necessary adjustments are reflected in the current period to update share-based compensation expense to the current performance expectations.
Stock options
A summary of the options activity during the six months ended June 30, 2022 is shown below:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2021	4,386,205	$3.37
Granted	24,344	$22.19
Exercised	(472,863)	$5.48
Canceled/forfeited	(6,671)	$5.23
Expired	(7,500)	$8.71
Outstanding at June 30, 2022	3,923,515	$3.22
Outstanding, vested and exercisable at June 30, 2022	3,889,340	$3.08
Outstanding, vested and exercisable at December 31, 2021	4,365,759	$3.33
Restricted stock units and performance-based restricted stock units
A summary of the RSU and PBRSU activity during the six months ended June 30, 2022 is shown below:

			Weighted- Average Grant Date Fair Value
	RSUs	PBRSUs	RSU	PBRSU
Outstanding and unvested at December 31, 2021	2,218,651	3,203,013	$16.28	$16.45
Granted	2,227,354	5,225,036	$20.60	$19.83
Performance factor adjustment	—	876,109	$—	$10.46
Vested	(511,108)	(1,752,218)	$13.77	$10.46
Forfeited	(138,586)	(65,138)	$16.83	$19.69
Outstanding and unvested at June 30, 2022	3,796,311	7,486,802	$19.13	$19.48

Shares surrendered for taxes for the six months ended June 30, 2022	155,355	725,570
Cost of shares surrendered for taxes for the six months ended June 30, 2022 (in millions)	$3.5	$18.7
Shares surrendered for taxes for the six months ended June 30, 2021	170,033	—
Cost of shares surrendered for taxes for the six months ended June 30, 2021 (in millions)	$4.5	$—

Upon consummation of the Holding Company Reorganization, outstanding restricted units of Cloudmed were replaced by an aggregate 1,536,220 RSUs of the Company. The Company also issued an aggregate of 3,173,184 inducement RSUs and PBRSUs to certain employees of Cloudmed under Nasdaq Listing Rule 5635(c)(4) pursuant to its newly adopted 2022 Inducement Plan.

The Company’s RSU and PBRSU agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSUs and PBRSUs in lieu of their payment of the required personal employment-related taxes. Shares surrendered for payment of personal employment-related taxes are held in treasury.

Outstanding PBRSUs vest upon satisfaction of both time-based and performance-based conditions. Depending on the award, performance condition targets may include cumulative adjusted EBITDA, end-to-end RCM agreement growth, scored revenue growth, modular sales revenue, or other specific performance factors. Depending on the percentage level at which the performance-based conditions are satisfied, the number of shares vesting could be between 0% and 200% of the number of PBRSUs originally granted. Based on the established targets, the maximum number of shares that could vest for all outstanding PBRSUs is 14,838,452.
10. Other Expenses

Other expenses are incurred in connection with acquisition and integration costs, various exit activities, transformation initiatives, and organizational changes to improve our business alignment and cost structure. The following table summarizes the other expenses (income) recognized for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Severance and related employee benefits (1)	$—	$0.3	$—	$1.8
Strategic initiatives (2)	86.4	1.9	96.5	8.4
Customer employee transition and restructuring expenses (3)	—	—	(0.4)	—
Facility-exit charges (4)	1.2	1.4	6.0	2.9
Other (5)	1.3	6.2	3.9	9.7
Total other expenses	$88.9	$9.8	$106.0	$22.8
(1) Severance expense related to restructuring and business reorganization events.
(2) Costs related to evaluating, pursuing, and integrating acquisitions, performing portfolio and capital structure analyses and transactions, and other inorganic business projects as part of the Company’s growth strategy. Costs include vendor spend, employee time and expenses spent on activities, severance and retention amounts associated with integration activities, and changes to contingent consideration related to acquisitions. For the three and six months ended June 30, 2022, the balance includes $74.4 million and $81.1 million, respectively, of expenses related to the Cloudmed Acquisition. The balance also includes $6.9 million and $10.0 million of costs related to the establishment of a new offshore global business services center located in the Philippines for the three and six months ended June 30, 2022, respectively. This establishment is the first new country entry by the Company in approximately 15 years.
(3) As part of the transition of customer personnel to the Company under certain operating partner model contracts, the Company has agreed to reimburse the customer, or directly pay affected employees, for severance and retention costs related to certain employees who will not be transitioned to the Company, or whose jobs will be relocated after the employee transitions to the Company.
(4) As part of evaluating its footprint, the Company has exited certain leased facilities. Costs include asset impairment charges, early termination fees, and other costs related to exited leased facilities.

(5) For the three and six months ended June 30, 2022, other includes $0.6 million and $1.1 million, respectively, of expenses related to the COVID-19 pandemic. For the three and six months ended June 30, 2021, other includes $2.7 million and $4.4 million, respectively, of expenses related to the COVID-19 pandemic.
11. Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates, adjusted to reflect the effects of any significant and infrequent or unusual items which are required to be discretely recognized within the current interim period. The effective tax rates in the periods presented are largely based upon the projected annual pre-tax earnings by jurisdiction and the allocation of certain expenses in various taxing jurisdictions where the Company conducts its business. These taxing jurisdictions apply a broad range of statutory income tax rates. The global intangible low-taxed income (“GILTI”) provisions impose taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company elected to account for GILTI tax in the period in which it is incurred.

The Company recognized income tax expense for the three months ended March 31, 2022 and income tax benefit for the six months ended June 30, 2022 on the year-to-date pre-tax loss. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions for state taxes, GILTI, non-deductible expenses, and discrete items.

The Company recognized income tax expense for the three and six months ended June 30, 2021 on the year-to-date pre-tax income. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions for state taxes, GILTI, non-deductible compensation, and discrete items.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns since 2018 are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years.

At December 31, 2021, the Company had gross deferred tax assets of $123.7 million, of which $54.7 million related to net operating loss (“NOL”) carryforwards. The Company expects to be profitable, allowing the Company to utilize its NOL carryforwards and other deferred tax assets.

12. Earnings (Loss) Per Share
Basic net income per share is computed by dividing net income, less any dividends, accretion or decretion, redemption or induced conversion on the preferred stock, by the weighted average number of common shares outstanding during the period.
Diluted net income per share is calculated by adjusting the denominator used in the basic net income per share computation by potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options and shares issuable upon vesting of RSUs and PBRSUs.
Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic EPS:
Net income (loss)	$(20.4)	$18.4	$9.0	$44.2
Less dividends on preferred shares (1)	—	—	—	(592.3)
Net income (loss) available/(allocated) to common shareholders - basic	$(20.4)	$18.4	$9.0	$(548.1)
Diluted EPS:
Net income (loss)	$(20.4)	$18.4	$9.0	$44.2
Less dividends on preferred shares (1)	—	—	—	(592.3)
Net income (loss) available/(allocated) to common shareholders - diluted	$(20.4)	$18.4	$9.0	$(548.1)
Basic weighted-average common shares	294,658,635	268,251,790	286,746,902	253,850,972
Add: Effect of dilutive equity awards	—	6,551,978	5,838,531	—
Add: Effect of dilutive warrants	—	46,029,145	35,583,805	—
Diluted weighted average common shares	294,658,635	320,832,913	328,169,238	253,850,972
Net income (loss) per common share (basic)	$(0.07)	$0.07	$0.03	$(2.16)
Net income (loss) per common share (diluted)	$(0.07)	$0.06	$0.03	$(2.16)
(1) The 2021 dividend on preferred shares includes amounts related to the conversion of the preferred shares. See Note 16 of the Company’s 2021 Form 10-K for more information.
Because of their anti-dilutive effect, 22,558,278 and 90,583 common share equivalents comprised of stock options, PBRSUs, and RSUs have been excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2022, respectively. Additionally, for the three months ended June 30, 2022, TCP-ASC ACHI Series LLLP’s (“TCP-ASC” or the “Investor”) and IHC Health Services, Inc.’s (“Intermountain”) exercisable warrants to acquire up to 40.5 million and 1.5 million shares, respectively, of the Company’s common stock have been excluded from the diluted earnings per share calculation because they were anti-dilutive.
For the three and six months ended June 30, 2021, 386,079 and 14,606,241 common share equivalents, respectively, have been excluded from the diluted earnings per share calculation because of their anti-dilutive effect. Additionally, for the six months ended June 30, 2021, the Investor’s and Intermountain’s exercisable warrants to acquire up to 40.5 million and 1.5 million shares, respectively, of the Company’s common stock have been excluded from the diluted earnings per share calculation because they were anti-dilutive.

13. Commitments and Contingencies

Legal Proceedings

Other than as described below, the Company is not presently a party to any material litigation or regulatory proceeding and is not aware of any pending or threatened litigation or regulatory proceeding against the Company which, individually or in the aggregate, could have a material adverse effect on its business, operating results, financial condition or cash flows.

On April 13, 2021 and April 19, 2021, respectively, certain purported stockholders of the Company filed two complaints in the Delaware Court of Chancery regarding the Company’s January 15, 2021 recapitalization transaction with TCP-ASC. Both complaints allege that TCP-ASC, Ascension Health (“Ascension”), and TowerBrook Capital Partners (“TowerBrook”) controlled the Company and breached their fiduciary duties by using that alleged control to force the Company to overpay in redeeming TCP-ASC’s preferred stock as part of the recapitalization transaction. The plaintiffs seek an unspecified amount of damages against TCP-ASC, Ascension, and TowerBrook. The plaintiffs also allege that the Company and TCP-ASC entered into amendments to the Investor Rights Agreement that the plaintiffs contend contains provisions that are void under the Company’s charter, bylaws, and the Delaware General Corporation Law. The cases have since been consolidated into a single action. All defendants have answered the complaint and discovery has commenced.

On February 18, 2022, plaintiffs filed a supplement to their complaint, naming certain additional defendants and asserting additional claims related to the Company’s agreement to acquire Cloudmed, which was announced on January 10, 2022. The additional claims assert that: (i) TCP-ASC, Ascension, and TowerBrook, along with the Company’s directors (“Individual Defendants”), breached their fiduciary duties by causing the Company to enter into and approving the Cloudmed acquisition, respectively, which plaintiffs claim will perpetuate TCP-ASC’s, Ascension’s, and TowerBrook’s control over the Company and entrench the Individual Defendants by virtue of certain agreements entered into as part of the transaction, including a Second Amended Investor Rights Agreement with TCP-ASC (the “Seconded Amended Investor Rights Agreement”) and an Investor Rights Agreement with Cloudmed (the “Cloudmed Investor Rights Agreement”); and (ii) Cloudmed’s stockholders aided and abetted such breaches. Plaintiffs also allege that certain provisions in the Cloudmed Investor Rights Agreement and the Second Amended Investor Rights Agreement are void under the Company’s charter, bylaws, and the Delaware General Corporation law. The plaintiffs seek a declaratory judgment and an unspecified amount of damages, as well as attorneys’ fees and costs. The Company believes it has meritorious defenses to all claims against it and intends to vigorously defend against these claims.

In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS customers and a place holder, John Doe hospital, representing all PAS customers (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties, and plaintiff’s attorneys’ fees. The Third Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago and presented to the U.S. Attorney in Chicago, and the U.S. Attorney declined to intervene. The Company believes that it has meritorious defenses to all claims in the case and intends to vigorously defend itself against these claims. Both the Company’s and plaintiff’s motions for summary judgment were denied in December 2020, and the parties have completed damage and expert discovery. Additional dispositive motions are expected to extend through 2022, with trial, if necessary, in June 2023.
14. Related Party Transactions
This note encompasses transactions between Ascension and its affiliates, including AMITA Health, and the Company pursuant to the Master Professional Services Agreement, including all supplements, amendments, and other documents entered into in connection therewith. For further details on the Company’s agreements with Ascension, see Note 1 and Note 19 of the Company’s 2021 Form 10-K. In conjunction with the Cloudmed Acquisition, New Mountain Capital LLC became a new related party. There were no material transactions with New Mountain Capital LLC during the three months ended June 30, 2022.
Net services revenue from services provided to Ascension, as well as corresponding accounts receivable and customer liabilities are presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) and the Consolidated Balance Sheets. Since Ascension is the Company’s largest customer, a significant percentage of the Company’s cost of services is associated with providing services to Ascension. However, due to the nature of the Company’s global business services and information technology operations, it is impractical to assign the dollar amount associated with services provided to Ascension.

On May 27, 2021 and May 28, 2021, the Company issued 16,750,000 shares of common stock to TCP-ASC upon the cashless exercise of a warrant to purchase 19,535,145 shares of common stock at an exercise price of $3.50 per share based upon a market value of $24.54 to $24.64 per share as determined under the terms of the warrant.
15. Segments and Customer Concentrations
The Company has determined that it has a single operating segment in accordance with the way that management operates and views the business. All of the Company’s significant operations are organized around the single business of providing end-to-end management services of revenue cycle operations for U.S.-based healthcare providers. Accordingly, for purposes of segment disclosures, the Company has only one operating and reportable segment.
Customers comprising greater than 10% of net services revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer Name	2022	2021	2022	2021
Ascension and its affiliates	57%	62%	57%	62%
Intermountain Healthcare	13%	13%	14%	14%
The loss of customers within the Ascension health system or Intermountain network could have a material adverse impact on the Company’s operations.
As of June 30, 2022 and December 31, 2021, the Company had a concentration of credit risk with Ascension accounting for 12% and 17% of accounts receivable, respectively.
16. Supplemental Financial Information
The following table summarizes the allocation of depreciation and amortization expense related to property, equipment and software between cost of services and selling, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of services	$12.8	$12.5	$24.3	$25.2
Selling, general and administrative	0.2	0.8	0.5	1.6
Total depreciation and amortization	$13.0	$13.3	$24.8	$26.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “R1,” “the Company,” “we,” “our,” and “us” mean R1 RCM Inc., and its subsidiaries.

The following discussion and analysis is an integral part of understanding our financial results and is provided as an addition to, and should be read in connection with, our consolidated financial statements and the accompanying notes.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. You should not place undue reliance on these statements. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “anticipate,” “believe,” “designed,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “will” or “would” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements include, among other things, statements about the acquisition of Cloudmed, our strategic initiatives, our capital plans, our costs, our ability to successfully implement new technologies, our future financial performance, and our liquidity. Such forward-looking statements are based on management’s current expectations about future events as of the date hereof and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Subsequent events and developments, including actual results or changes in our assumptions, may cause our views to change. We do not undertake to update our forward-looking statements except to the extent required by applicable law. Readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements included herein are expressly qualified in their entirety by these cautionary statements. Our actual results and outcomes could differ materially from those included in these forward-looking statements as a result of various factors, including, but are not limited to, geopolitical, economic, and market conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, challenges in the supply chain, and any disruptions in European economies as a result of the conflict in Ukraine; our ability to retain existing customers or acquire new customers; the development of markets for our revenue cycle management offering; variability in the lead time of prospective customers; our ability to integrate Cloudmed’s business into our operations in a timely and efficient manner; failure to realize the anticipated benefits of the Cloudmed acquisition; volatility in our stock price, including in connection with the integration and results of Cloudmed; competition within the market; breaches or failures of our information security measures or unauthorized access to customer’s data; delayed or unsuccessful implementation of our technologies or services, or unexpected implementation costs; disruptions in or damages to our global business services centers and third-party operated data centers; the ongoing impact of the COVID-19 pandemic on our business, operating results, and financial condition; and the factors discussed elsewhere in this Quarterly Report on Form 10-Q, and those set forth in Part I, Item 1A of our 2021 Form 10-K and our other filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
Our Business
We are a leading provider of technology-driven solutions that transform the patient experience and financial performance of healthcare providers. Our services help healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician, and staff satisfaction for our customers.

We achieve these results for our customers by managing healthcare providers’ revenue cycle operations, which encompass processes including patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation, and collections from patients and payers. We do so by leveraging our extensive healthcare domain experience, innovative technology and intelligent automation, and process excellence. We assist our revenue cycle management (“RCM”) customers in managing their revenue cycle operating costs while simultaneously increasing the portion of the maximum potential services revenue they receive. Together, these benefits can generate significant and sustainable improvements in operating margins and cash flows for our customers.
Our primary offerings consist of end-to-end or modular RCM services for health systems, hospitals, and physician groups. We deploy our end-to-end offering through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology solutions, and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology solutions, and other resources. Under the operating partner model, we record higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are our employees and more third-party vendor contracts are controlled by us. Under the co-managed model, the majority of the revenue cycle personnel and third-party vendor contracts remain with the customer and those costs are netted against our co-managed revenue. For the six months ended June 30, 2022 and 2021, substantially all of our net operating and incentive fees from end-to-end RCM services were generated under the operating partner model.

Our modular offerings allow customers to engage us for specific components of RCM services, such as revenue intelligence solutions (which were enhanced through the acquisition of Revint Holdings, LLC (“Cloudmed”)), automation solutions, patient experience (R1 EntriTM), physician advisory services (“PAS”), clinical documentation integrity (“CDI”), coding management, revenue integrity solutions (“RIS”), business office services, and practice management (“PM”). Our patient experience offering, R1 EntriTM, unifies scheduling, clearance, intake, and payments into one welcoming experience.

Once implemented, our technology solutions, processes, and services are deeply embedded in our customers’ day-to-day revenue cycle operations. We believe our service offerings are adaptable to meet an evolving healthcare regulatory environment, technology standards, and market trends.
We operate our business as a single segment configured with our significant operations and offerings organized around the business of providing revenue cycle operations for healthcare providers.
Macroeconomic Environment and Coronavirus Pandemic

Adverse macroeconomic conditions, including but not limited to heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, and challenges in the supply chain could impact macro-level consumer spending trends affecting the amount of volumes processed on our platform, and resulting in fluctuations to our revenue streams. Certain of our customers may be negatively impacted by these events. In addition, our business and customers continue to face challenges relating to a tight labor market and increased turnover rates.

The impact the the 2019 Novel Coronavirus (“COVID-19”) pandemic will have on our consolidated results of operations for the remainder of 2022 continues to remain uncertain. While patient volumes have continued to recover and are largely in line with pre-COVID-19 levels, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted, including as a result of macro-economic impacts to the global supply chain, labor shortages, and inflationary pressures. However, we continue to assess its impact on our business and continue to actively manage our response. For further details on the potential impact of COVID-19 on our business, refer to “Risk Factors,” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Cloudmed Acquisition

On June 21, 2022, we completed the acquisition of Cloudmed pursuant to the Transaction Agreement and Plan of Merger, dated as of January 9, 2022, (the “Cloudmed Acquisition”). The purchase price was $3.3 billion. We funded the cash consideration component of the purchase price and the Company’s associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness.

Cloudmed’s revenue intelligence platform combines cloud-based data architecture and deep domain expertise with intelligent automation to analyze large volumes of medical records, payment data, and complex medical insurance models to identify opportunities to deliver additional revenue to customers. We believe this transaction will enable us to further our ability to deliver transformative value to healthcare providers through a more fulsome platform of differentiated capabilities by creating a scaled leader across both end-to-end revenue cycle management and technology-driven revenue intelligence.
CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended June 30,		2022 vs. 2021 Change		Six Months Ended June 30,		2022 vs. 2021 Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(In millions except percentages)
Consolidated Statement of Operations Data:
Net operating fees	$318.3	$285.2	$33.1	12%	$641.1	$571.3	$69.8	12%
Incentive fees	29.9	37.5	(7.6)	(20)%	60.1	66.5	(6.4)	(10)%
Other	43.7	30.7	13.0	42%	76.4	58.2	18.2	31%
Total net services revenue	391.9	353.4	38.5	11%	777.6	696.0	81.6	12%
Operating expenses:
Cost of services	310.1	287.0	23.1	8%	606.6	554.2	52.4	9%
Selling, general and administrative	30.9	29.0	1.9	7%	59.8	54.6	5.2	10%
Other expenses	88.9	9.8	79.1	807%	106.0	22.8	83.2	365%
Total operating expenses	429.9	325.8	104.1	32%	772.4	631.6	140.8	22%
Income (loss) from operations	(38.0)	27.6	(65.6)	(238)%	5.2	64.4	(59.2)	(92)%
Net interest expense	6.9	3.4	3.5	103%	11.6	7.3	4.3	59%
Net income (loss) before income tax provision (benefit)	(44.9)	24.2	(69.1)	(286)%	(6.4)	57.1	(63.5)	(111)%
Income tax provision (benefit)	(24.5)	5.8	(30.3)	(522)%	(15.4)	12.9	(28.3)	(219)%
Net income (loss)	$(20.4)	$18.4	$(38.8)	(211)%	$9.0	$44.2	$(35.2)	(80)%

Adjusted EBITDA (1)	$87.2	$78.8	$8.4	11%	$176.5	$159.2	$17.3	11%

(1) Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.

Use of Non-GAAP Financial Information
In order to provide a more comprehensive understanding of the information used by our management team in financial and operational decision-making, we supplement our consolidated financial statements that have been prepared in accordance with GAAP with the non-GAAP financial measure of adjusted EBITDA. Adjusted EBITDA is utilized by our Board and management team as (i) one of the primary methods for planning and forecasting overall expectations and for evaluating actual results against such expectations; and (ii) as a performance evaluation metric in determining achievement of certain executive incentive compensation programs, as well as for incentive compensation plans for employees.
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) before net interest income/expense, income tax provision/benefit, depreciation and amortization expense, share-based compensation expense, strategic initiatives costs, and other items which are detailed in Note 10, Other Expenses, to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
We understand that, although non-GAAP measures are frequently used by investors, securities analysts, and others in their evaluation of companies, these measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:
•Adjusted EBITDA does not reflect:
•Changes in, or cash requirements for, our working capital needs;
•Share-based compensation expense;
•Income tax expenses or cash requirements to pay taxes;
•Interest expenses or cash required to pay interest;
•Certain other expenses which may require cash payments;
•Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect cash requirements for such replacements or other purchase commitments, including lease commitments; and
•Other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Reconciliation of GAAP and Non-GAAP Measures
The following table represents a reconciliation of adjusted EBITDA to net income (loss), the most closely comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		2022 vs. 2021 Change		Six Months Ended June 30,		2022 vs. 2021 Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(In millions except percentages)
Net income (loss)	$(20.4)	$18.4	$(38.8)	(211)%	$9.0	$44.2	$(35.2)	(80)%
Net interest expense	6.9	3.4	3.5	103%	11.6	7.3	4.3	59%
Income tax provision (benefit)	(24.5)	5.8	(30.3)	(522)%	(15.4)	12.9	(28.3)	(219)%
Depreciation and amortization expense	24.7	17.6	7.1	40%	43.6	35.5	8.1	23%
Share-based compensation expense (1)	11.6	23.8	(12.2)	(51)%	21.7	36.5	(14.8)	(41)%
Other expenses (2)	88.9	9.8	79.1	807%	106.0	22.8	83.2	365%
Adjusted EBITDA (non-GAAP)	$87.2	$78.8	$8.4	11%	$176.5	$159.2	$17.3	11%
(1)        Share-based compensation expense represents the expense associated with stock options, restricted stock units, and performance-based restricted stock units granted, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 9, Share-Based Compensation, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the detail of the amounts of share-based compensation expense.
(2)        Other expenses are incurred in connection with acquisition and integration costs, various exit activities, transformation initiatives, and organizational changes to improve our business alignment and cost structure. See Note 10, Other Expenses, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the detail of the amounts included in other expenses.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Net Services Revenue
Net services revenue increased by $38.5 million, or 11%, from $353.4 million for the three months ended June 30, 2021, to $391.9 million for the three months ended June 30, 2022. The increase was driven primarily by net operating fees from new end-to-end customers, a recovery in patient volumes, and revenue from recent acquisitions, including a $13.3 million contribution from Cloudmed.
Cost of Services
Costs of services primarily consists of wages and benefits of personnel that perform services for our customers and any related supplies, equipment, or facility costs utilized by these employees. It also includes cost of services provided to our customers by vendors directly contracted by R1 or assigned to R1 at contract inception. Cost of services increased by $23.1 million, or 8%, from $287.0 million for the three months ended June 30, 2021, to $310.1 million for the three months ended June 30, 2022. The increase in cost of services was primarily driven by the onboarding of new customers and recent acquisitions, which are reflective of current revenue growth.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.9 million, or 7%, from $29.0 million for the three months ended June 30, 2021, to $30.9 million for the three months ended June 30, 2022. The increase was driven by costs related to recent acquisitions, sales and marketing spend to support business growth, and increased travel expenses as COVID-19-related restrictions are lifted.
Other Expenses
Other expenses increased by $79.1 million, or 807%, from $9.8 million for the three months ended June 30, 2021, to $88.9 million for the three months ended June 30, 2022. The increase was primarily due to expenses associated with the recent Cloudmed Acquisition. See Note 10, Other Expenses, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the details of the costs included in this total for the comparative periods.

Income Taxes
Income tax benefit improved by $30.3 million from a $5.8 million income tax provision for the three months ended June 30, 2021, to a $24.5 million income tax benefit for the three months ended June 30, 2022, primarily due to pre-tax loss. Our effective tax rate (including discrete items) was approximately 55% and 24% for the three months ended June 30, 2022 and 2021, respectively. Our tax rate is also affected by discrete items that may occur in any given year but are not necessarily consistent from year to year.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net Services Revenue
Net services revenue increased by $81.6 million, or 12%, from $696.0 million for the six months ended June 30, 2021, to $777.6 million for the six months ended June 30, 2022. The increase was driven primarily by net operating fees from new end-to-end customers, a recovery in patient volumes, and contributions from recent acquisitions, including Cloudmed and VisitPay.
Cost of Services
Costs of services primarily consists of wages and benefits of personnel that perform services for our customers and any related supplies, equipment, or facility costs utilized by these employees. It also includes cost of services provided to our customers by vendors directly contracted by R1 or assigned to R1 at contract inception. Cost of services increased by $52.4 million, or 9%, from $554.2 million for the six months ended June 30, 2021, to $606.6 million for the six months ended June 30, 2022. The increase in cost of services was primarily driven by the onboarding of new customers and recent acquisitions, which are reflective of current revenue growth.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $5.2 million, or 10%, from $54.6 million for the six months ended June 30, 2021, to $59.8 million for the six months ended June 30, 2022. The increase was driven by costs related to recent acquisitions, sales and marketing spend to support business growth, and increased travel expenses as COVID-19-related restrictions are lifted.
Other Expenses
Other expenses increased by $83.2 million, or 365%, from $22.8 million for the six months ended June 30, 2021, to $106.0 million for the six months ended June 30, 2022. The increase was primarily due to expenses associated with the recent Cloudmed Acquisition. See Note 10, Other Expenses, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the details of the costs included in this total for the comparative periods.
Income Taxes
Income tax benefit improved by $28.3 million from a $12.9 million income tax provision for the six months ended June 30, 2021, to a $15.4 million income tax benefit for the six months ended June 30, 2022, primarily due to pre-tax loss. Our effective tax rate (including discrete items) was approximately 241% and 23% for the six months ended June 30, 2022 and 2021, respectively. Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.

CRITICAL ACCOUNTING ESTIMATES
Management considers an accounting estimate to be critical if the accounting estimate requires management to make particularly difficult, subjective, or complex judgments about matters that are inherently uncertain. A summary of our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” of our 2021 Form 10-K. There have been no material changes to the critical accounting estimates disclosed in our 2021 Form 10-K.
NEW ACCOUNTING PRONOUNCEMENTS
For additional information regarding new accounting guidance, see Note 1, Business Description and Basis of Presentation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q, which provides a summary of our recently adopted accounting standards and disclosures.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity include our cash flows from operations and borrowings under our second amended and restated senior credit agreement (the “Second A&R Credit Agreement”). As of June 30, 2022 and December 31, 2021, we had total available liquidity of $672.6 million and $499.6 million, respectively, reflecting our cash and cash equivalents as well as remaining availability under our senior secured revolving credit facility (the “Senior Revolver”).
Our liquidity is influenced by many factors, including timing of revenue and corresponding cash collections, the amount and timing of investments in strategic initiatives, our investments in property, equipment and software, and the use of cash to pay tax withholding obligations upon surrender of shares upon vesting of equity awards. We continue to invest capital in order to achieve our strategic initiatives. In addition, we plan to enhance customer service by continuing our investment in technology to enable our systems to more effectively integrate with our customers’ existing technologies in connection with our strategic initiatives.
We plan to continue to deploy resources to strengthen our information technology infrastructure, including automation, in order to drive additional value for our customers. We also expect to continue to invest in our global business services infrastructure and capabilities, and selectively pursue acquisitions and/or strategic relationships that will enable us to broaden or further enhance our offerings. New business development remains a priority as we plan to continue to boost our sales and marketing efforts. Additionally, we expect to incur costs associated with implementation and transition costs to onboard new customers.
We expect cash and cash equivalents, cash flows from operations, and our availability under the Senior Revolver to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, including debt maturities and material capital expenditures, for at least the next 12 months and beyond. Similar to previous material acquisitions, future potential acquisitions may be funded through the incurrence of additional debt if our current credit facilities do not have the required capacity.
Our material cash requirements include the following contractual and other obligations:
Debt
Our indebtedness materially increased as a result of the Cloudmed Acquisition. As of June 30, 2022, we had outstanding debt of $1.8 billion with contractual payments extending through 2029, with $41.5 million payable within 12 months. Future interest payments associated with our debt total $358.9 million, with $73.0 million payable within the next 12 months.

Leases
Our significant leasing activity encompasses leases for real estate, including corporate offices, operational facilities, and global business services centers. As of June 30, 2022, we had fixed lease payments of $156.8 million, with $29.4 million payable within 12 months.
Software purchase and services obligations
Our primary purchase obligations relate to contracts entered into with vendors that supply various software services and products. As of June 30, 2022, we had purchase obligations related to software and service contracts of $148.8 million, with $55.4 million payable within 12 months.
As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $163.5 million and $130.1 million, respectively. Cash flows from operating, investing, and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Net cash used in (provided by) operating activities	$(65.5)	$128.5
Net cash used in investing activities	$(890.0)	$(15.8)
Net cash provided by (used in) financing activities	$991.5	$(121.5)
Cash Flows from Operating Activities
Cash used in operating activities increased by $194.0 million from cash provided of $128.5 million for the six months ended June 30, 2021, to cash used of $65.5 million for the six months ended June 30, 2022. Cash used in operating activities increased due to a larger cash bonus payout related to the 2021 bonus plan compared to the 2020 bonus plan, payment of Cloudmed compensation amounts, and decreased net income of $35.2 million.
Cash Used in Investing Activities
Cash used in investing activities primarily includes our investments in property, equipment and software and our inorganic growth initiatives. Outflows for significant acquisitions are typically offset by cash inflows from financing activities related to obtaining new debt.
Cash used in investing activities increased by $874.2 million from $15.8 million for the six months ended June 30, 2021, to $890.0 million for the six months ended June 30, 2022. The increase in cash usage is primarily due to the Cloudmed Acquisition, which utilized cash of approximately $847.7 million for the six months ended June 30, 2022, and the timing of payments for property, equipment and software.
Cash Flows from Financing Activities
Cash flows from financing activities primarily relate to borrowings and repayments of debt. In conjunction with acquisitions, we typically borrow additional debt to fund the consideration, either by increasing our existing facilities or refinancing with new facilities. We utilize our revolver to ensure we have sufficient cash on hand to support the needs of the business at any given point in time. Cash flows from financing activities also include cash received from exercises of stock options and the use of cash to pay tax withholding obligations upon surrender of shares upon vesting of equity awards, as well as other financing activities.

Cash provided by financing activities increased by $1.1 billion from cash used of $121.5 million for the six months ended June 30, 2021, to cash provided of $991.5 million for the six months ended June 30, 2022. This change is primarily due to 2022 borrowings made under the Second A&R Credit Agreement, partially offset by higher amounts of cash required to pay tax withholding obligations upon surrender of shares upon vesting of equity awards in 2022. In addition, there were no inducement payments made during the six months ended June 30, 2022, compared to $105.0 million used during the six months ended June 30, 2021 to pay for the inducement of the conversion of our preferred stock
Debt and Financing Arrangements
On June 21, 2022, we entered into a Second A&R Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders named therein, governing the Company’s second amended and restated senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of the $691.3 million existing senior secured term loan A facility (the “Existing Term A Loan”), a $540.0 million senior secured incremental term loan A facility (the “Incremental Term A Loan”, and together with the Existing Term A Loan, the “Term A Loans”), a $500.0 million senior secured term loan B facility (the “Term B Loan”, and together with the Term A Loans, the “Senior Term Loans”), and a $600.0 million Senior Revolver. The Existing Term A Loan requires quarterly payments. Commencing December 31, 2022, we are also required to repay the Incremental Term A Loan and Term B Loan in quarterly principal installments. The Senior Secured Credit Facilities bear interest at a floating rate, which was 3.78% for the Term A Loans and Senior Revolver and 4.53% for the Term B Loan as of June 30, 2022.

As of June 30, 2022, we had drawn $90.0 million and had $509.1 million of remaining availability on our Senior Revolver.

The proceeds from the new Senior Secured Credit Facilities were or will be used, in addition to cash on hand, (1) to refinance, in full, all existing indebtedness under the Amended and Restated Credit Agreement, dated as of July 1, 2021, by and among Old R1 RCM and certain of its subsidiaries, Bank of America, N.A., as administrative agent, and the lenders named therein, and amend and restate all commitments thereunder (the “Refinancing”), (2) to pay certain fees and expenses incurred in connection with the entry into the Second A&R Credit Agreement and the Refinancing, (3) to fund the Cloudmed Acquisition and a holding company reorganization, and to pay the fees, premiums, expenses and other transaction costs incurred in connection therewith, and (4) to finance our working capital needs for general corporate purposes.

The Second A&R Credit Agreement contains a number of financial and non-financial covenants. We are required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. The Company was in compliance with all of the covenants in the Second A&R Credit Agreement as of June 30, 2022.

See Note 7, Debt, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates due to our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of June 30, 2022, we have hedged $100.0 million of our $1.8 billion outstanding floating rate debt to a fixed rate of 1.4% plus the applicable spread defined in the 2021 Amended and Restated Credit Agreement. The remaining $1.7 billion outstanding is subject to average variable rates of 3.78% for the Term A Loans and Senior Revolver and 4.53% for the Term B Loan as of June 30, 2022. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $17.2 million.

In July 2022, we entered into $500.0 million of additional interest rate swaps with a fixed rate of 3.01% and maturities extending through June 30, 2025.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee because a portion of our operating expenses are incurred by our subsidiary in India and are denominated in Indian rupees. We do not generate significant revenues outside of the United States. For each of the six months ended June 30, 2022 and 2021, 9% of our expenses were denominated in foreign currencies, respectively. As of June 30, 2022 and 2021, we had net assets of $75.5 million and $59.7 million in foreign entities, respectively. Before the impact of our foreign currency hedging activities discussed below, the reduction in earnings from a 10% change in foreign currency spot rates would be $7.5 million and $6.4 million at June 30, 2022 and 2021, respectively.
For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of June 30, 2022, it was anticipated that approximately $0.5 million of losses, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $5.0 million as of June 30, 2022.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management including its principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Other than the litigation described in Note 13, Commitments and Contingencies, to our consolidated financial statements included in this Quarterly Report on Form 10-Q, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A of our 2021 Annual Report on Form 10-K. Except as set forth below, there have been no material changes in our risk factors from those disclosed in our 2021 Form 10-K.

Risks Related to the Acquisition of Cloudmed

If we do not integrate the businesses successfully, we may lose customers and fail to achieve our financial objectives.

Achieving the benefits of the Cloudmed Acquisition will depend in part on the successful integration of Cloudmed’s business into our operations in a timely and efficient manner. In order for us to provide our customers with the same level of service after the Cloudmed Acquisition, we will need to integrate our product lines and development organizations with those of Cloudmed. This may be difficult, unpredictable, and subject to delay because the businesses have been developed independently and were designed without regard to such integration. In addition, Cloudmed is still in the process of integrating certain of its recent acquisitions. If we cannot successfully integrate the businesses and products and continue to provide customers with products and new product features in the future on a timely basis, we may lose customers and our business and operating results may be harmed.

We may not realize the anticipated benefits from the Cloudmed Acquisition.

The Cloudmed Acquisition involves the integration of two companies that have previously operated independently. We expect the combined company to result in financial and operational benefits, including increased cost savings and other financial and operating benefits from the Cloudmed Acquisition. There can be no assurance, however, regarding when or the extent to which we will be able to realize these increased cost savings or benefits. The companies must integrate or, in some cases, replace numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll, and regulatory compliance, many of which are dissimilar. Difficulties associated with integrating the post-acquisition entity could have a material adverse effect on us and the market price of our common stock.

We have incurred significant transaction and merger-related costs in connection with the Cloudmed Acquisition and will remain liable for significant transaction costs, including legal, accounting, and other costs.

We have incurred and expect to continue to incur a number of non-recurring costs associated with combining the operations of the two companies which cannot be estimated accurately at this time. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all.

The Cloudmed Acquisition could cause us to lose key personnel, which could materially affect our business and require us to incur substantial costs to recruit replacements for lost personnel.

As a result of the Cloudmed Acquisition, current and prospective R1 employees could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect our ability to attract and retain key management and operational personnel. Any failure to attract and retain key personnel could have a material adverse effect on our business.

The trading price of our common stock has been volatile and may continue to be volatile.

Since March 1, 2020, our common stock has traded at a price per share as high as $31.28 and as low as $7.12. Market prices for securities of companies that have undergone significant acquisitions may be volatile. The trading price of our common stock may be highly volatile in the future and could be subject to wide fluctuations in response to various factors. In addition to the risks described in this section, factors that may cause the market price of our common stock to fluctuate include: fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us; changes in estimates of our financial results or recommendations by securities analysts, if any, who cover our common stock, or failure to meet expectations of such securities analysts; the loss of service agreements with customers; lawsuits filed against us by governmental authorities or stockholders; unfavorable publicity concerning our operations or business practices; investors’ general perception of us; changes in local, regional or national economic conditions; changes in demographic trends; increased labor costs, including healthcare, unemployment insurance, and minimum wage requirements; the entry into, or termination of, material agreements; changes in general economic, industry, regulatory, and market conditions not related to us or our business; the availability of experienced management and hourly-paid employees; issues in operating the company; future sales of our securities, including sales by our significant stockholders; and other potentially negative financial announcements, including delisting of our common stock from The Nasdaq Global Select Market, changes in accounting treatment or restatement of previously reported financial results, delays in our filings with the SEC or failure to maintain effective internal control over financial reporting.

In addition, if the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition, or operating results.

Our consolidated indebtedness has increased substantially following completion of the Cloudmed Acquisition. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility.

Our consolidated indebtedness as of December 31, 2021 was approximately $775.6 million. In conjunction with the Cloudmed Acquisition, we entered into the Second A&R Credit Agreement, which increased our consolidated indebtedness by $1.0 billion. The increased indebtedness could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. The increased level of indebtedness could also reduce funds available for capital expenditures, share repurchases and dividends, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated:

Period	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
April 1, 2022 through April 30, 2022	28,402	$26.55	—	$491.9
May 1, 2022 through May 31, 2022	126,969	$22.43	—	$491.9
June 1, 2022 through June 30, 2022	68	$20.96	—	$491.9

(1)	Includes the surrender of shares of our common stock related to employees’ tax withholding upon vesting of restricted stock or option exercise. See Note 9, Share-Based Compensation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)	On October 22, 2021, the Board authorized the repurchase of up to $200.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2021 Repurchase Program”). On January 9, 2022, the Board increased the authorization under the 2021 Repurchase Program to an aggregate amount of up to $500.0 million. The average price paid per share of common stock repurchased under the 2021 Repurchase Program is the execution price, including commissions paid to brokers. The timing and amount of any shares repurchased under the 2021 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2021 Repurchase Program may be suspended or discontinued at any time.

Item 6.	Exhibits

The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:

(a)

Exhibit Number	Exhibit Description
3.1	Amendment to the Old R1 RCM Charter (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)
3.2	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)
4.1
Second Amended and Restated Registration Rights Agreement, dated as of June 21, 2022, by and among the Company, Old R1 RCM, TCP-ASC ACHI Series LLLP, IHC Health Services, Inc., Shared Business Services, LLC and the Sellers (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

4.2
Amended and Restated Investor Rights Agreement, dated June 21, 2022, by and among the Company, Old R1 RCM and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

4.3
Investor Rights Agreement, dated June 21, 2022, by and among the Company and the Sellers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

4.4
Warrant Assignment and Assumption Agreement, dated June 21, 2022, by and between the Company and IHC Health Services, Inc. (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

4.5
Warrant, dated January 23, 2018, by and between Old R1 RCM and IHC Health Services, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report of Old R1 RCM on Form 8-K (file No. 001-34746) filed on January 24, 2018)

4.6
Warrant Assignment and Assumption Agreement, dated June 21, 2022, by and between the Company and TCP ASC ACHI Series LLLP (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

4.7
Warrant, dated February 16, 2016, by and between Old R1 RCM and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 10.3 to the Quarterly Report of Old R1 RCM on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34746) filed on May 10, 2016)

10.1
Form of Grant of Performance Based Restricted Stock Unit Awards under the R1 RCM Inc. Third Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report of Old R1 RCM on Form 8-K (File No. 001-34746) filed on June 14, 2022)

10.2
Form of Grant of Performance Based Restricted Stock Unit Awards (Pull-forward) under the R1 RCM Inc. Third Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report of Old R1 RCM on Form 8-K (File No. 001-34746) filed on June 14, 2022)

10.3
Second Amended and Restated Credit Agreement, dated June 21, 2022, by and among Old R1 RCM Inc., as the Initial Borrower), the Company, as the Ultimate Borrower, the other Persons party thereto that are designated as a “Credit Party”, Bank of America, N.A., as Agent for the several financial institutions from time to time party thereto and the Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

10.4
Employment Agreement, dated June 21, 2022, by and between the Company and Lee Rivas (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

10.5	R1 RCM Inc. 2022 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)
10.6	Form of Standard PBRSU Award Agreement under R1 RCM Inc. 2022 Inducement Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

10.7
Form of Pull-forward PBRSU Award Agreement under R1 RCM Inc. 2022 Inducement Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

10.8	Form of RSU Award Agreement under R1 RCM Inc. 2022 Inducement Plan (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R1 RCM INC.

By:	/s/ Joseph Flanagan
Joseph Flanagan
Chief Executive Officer

By:	/s/ Rachel Wilson
Rachel Wilson
Chief Financial Officer and Treasurer
Date: August 3, 2022