Form 10-Q
period 2022-09-30
R1 RCM Inc. /DE
filed 2022-11-08
CIK 1910851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of November 4, 2022, the registrant had 416,510,858 shares of common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	(Unaudited)
	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$131.1	$130.1
Accounts receivable, net of $14.5 million and $2.4 million allowance as of September 30, 2022 and December 31, 2021, respectively	209.0	131.3
Accounts receivable, net of $0.1 million and $0.1 million allowance - related party as of September 30, 2022 and December 31, 2021, respectively	29.7	26.1
Current portion of contract assets	74.4	—
Prepaid expenses and other current assets	96.9	77.2
Total current assets	541.1	364.7
Property, equipment and software, net	163.0	94.7
Operating lease right-of-use assets	98.9	48.9
Non-current portion of contract assets	30.8	—
Non-current portion of deferred contract costs	27.5	23.4
Intangible assets, net	1,567.5	265.4
Goodwill	2,549.3	554.7
Non-current deferred tax assets	9.4	51.8
Other assets	93.6	45.7
Total assets	$5,081.1	$1,449.3
Liabilities
Current liabilities:
Accounts payable	$25.0	$17.7
Current portion of customer liabilities	67.8	41.5
Current portion of customer liabilities - related party	5.6	7.9
Accrued compensation and benefits	105.7	97.0
Current portion of operating lease liabilities	20.8	13.5
Current portion of long-term debt	49.5	17.5
Other accrued expenses	71.6	59.1
Total current liabilities	346.0	254.2
Non-current portion of customer liabilities	5.3	3.3
Non-current portion of customer liabilities - related party	14.1	15.4
Non-current portion of operating lease liabilities	99.2	53.4
Long-term debt	1,728.1	754.9
Non-current deferred tax liabilities	98.2	4.2
Other non-current liabilities	22.4	17.2
Total liabilities	2,313.3	1,102.6

Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized, 439,386,709 shares issued and 417,722,143 shares outstanding at September 30, 2022; 500,000,000 shares authorized, 298,320,928 shares issued and 278,226,242 shares outstanding at December 31, 2021	4.4	3.0
Additional paid-in capital	3,104.4	628.5
Accumulated deficit	(84.8)	(64.3)
Accumulated other comprehensive loss	(4.0)	(5.3)
Treasury stock, at cost, 21,664,566 shares as of September 30, 2022; 20,094,686 shares as of December 31, 2021	(252.2)	(215.2)
Total stockholders’ equity	2,767.8	346.7
Total liabilities and stockholders’ equity	$5,081.1	$1,449.3
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net services revenue ($218.1 million and $657.8 million for the three and nine months ended September 30, 2022, respectively, and $227.5 million and $661.4 million for the three and nine months ended September 30, 2021, respectively, from related party)	$496.0	$379.7	$1,273.6	$1,075.7
Operating expenses:
Cost of services	403.1	304.0	1,009.7	858.2
Selling, general and administrative	60.8	33.2	120.6	87.8
Other expenses	30.1	11.4	136.1	34.2
Total operating expenses	494.0	348.6	1,266.4	980.2
Income from operations	2.0	31.1	7.2	95.5
Net interest expense	23.7	6.5	35.3	13.8
Income (loss) before income tax provision (benefit)	(21.7)	24.6	(28.1)	81.7
Income tax provision (benefit)	7.8	7.6	(7.6)	20.5
Net income (loss)	$(29.5)	$17.0	$(20.5)	$61.2
Net income (loss) per common share:
Basic	$(0.07)	$0.06	$(0.06)	$(2.03)
Diluted	$(0.07)	$0.05	$(0.06)	$(2.03)
Weighted average shares used in calculating net income (loss) per common share:
Basic	417,700,782	278,655,269	330,877,880	262,209,929
Diluted	417,700,782	320,617,086	330,877,880	262,209,929
Consolidated statements of comprehensive income (loss)
Net income (loss)	$(29.5)	$17.0	$(20.5)	$61.2
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	9.2	0.5	8.1	0.9
Foreign currency translation adjustments	(2.2)	—	(6.8)	(1.0)
Total other comprehensive income (loss), net of tax	$7.0	$0.5	$1.3	$(0.1)
Comprehensive income (loss)	$(22.5)	$17.5	$(19.2)	$61.1

Basic:
Net income (loss)	$(29.5)	$17.0	$(20.5)	$61.2
Less dividends on preferred shares	—	—	—	(592.3)
Net income (loss) available/allocated to common shareholders - basic	$(29.5)	$17.0	$(20.5)	$(531.1)
Diluted:
Net income (loss)	$(29.5)	$17.0	$(20.5)	$61.2
Less dividends on preferred shares	—	—	—	(592.3)
Net income (loss) available/allocated to common shareholders - diluted	$(29.5)	$17.0	$(20.5)	$(531.1)
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	298,320,928	$3.0	(20,094,686)	$(215.2)	$628.5	$(64.3)	$(5.3)	$346.7
Share-based compensation expense	—	—	—	—	10.2	—	—	10.2
Issuance of common stock related to share-based compensation plans	1,757,955	—	—	—	—	—	—	—
Exercise of vested stock options	77,438	—	—	—	0.4	—	—	0.4
Acquisition of treasury stock related to share-based compensation plans	—	—	(727,768)	(18.7)	—	—	—	(18.7)
Repurchases of common stock	—	—	(8,000)	(0.2)	—	—	—	(0.2)
Net change on derivatives designated as cash flow hedges, net of tax of $0.0 million	—	—	—	—	—	—	0.1	0.1
Foreign currency translation adjustments	—	—	—	—	—	—	(1.4)	(1.4)
Net income	—	—	—	—	—	29.4	—	29.4
Balance at March 31, 2022	300,156,321	$3.0	(20,830,454)	$(234.1)	$639.1	$(34.9)	$(6.6)	$366.5
Share-based compensation expense	—	—	—	—	11.6	—	—	11.6
Issuance of common stock related to share-based compensation plans	505,371	—	—	—	—	—	—	—
Issuance of common stock	135,929,742	1.4	—	—	2,386.1	—	—	2,387.5
Replacement awards issued in conjunction with acquisitions	—	—	—	—	11.3	—	—	11.3
Exercise of vested stock options	395,425	—	(2,282)	(0.1)	2.1	—	—	2.0
Acquisition of treasury stock related to share-based compensation plans	—	—	(153,157)	(3.5)	—	—	—	(3.5)
Net change on derivatives designated as cash flow hedges, net of tax of $0.4 million	—	—	—	—	—	—	(1.2)	(1.2)
Foreign currency translation adjustments	—	—	—	—	—	—	(3.2)	(3.2)
Net loss	—	—	—	—	—	(20.4)	—	(20.4)
Balance at June 30, 2022	436,986,859	$4.4	(20,985,893)	$(237.7)	$3,050.2	$(55.3)	$(11.0)	$2,750.6
Share-based compensation expense	—	—	—	—	24.8	—	—	24.8
CoyCo 2 share-based compensation expense	—	—	—	—	3.0	—	—	3.0
Issuance of common stock related to share-based compensation plans	189,566	—	—	—	—	—	—	—
Issuance of common stock	1,403,687	—	—	—	24.3	—	—	24.3
Exercise of vested stock options	806,597	—	—	—	2.1	—	—	2.1
Acquisition of treasury stock related to share-based compensation plans	—	—	(84,547)	(1.9)	—	—	—	(1.9)
Repurchases of common stock	—	—	(594,126)	(12.6)	—	—	—	(12.6)
Net change on derivatives designated as cash flow hedges, net of tax of $3.1 million	—	—	—	—	—	—	9.2	9.2
Foreign currency translation adjustments	—	—	—	—	—	—	(2.2)	(2.2)
Net loss	—	—	—	—	—	(29.5)	—	(29.5)
Balance at September 30, 2022	439,386,709	$4.4	(21,664,566)	$(252.2)	$3,104.4	$(84.8)	$(4.0)	$2,767.8
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	137,812,559	$1.4	(16,668,521)	$(139.2)	$393.7	$(161.5)	$(6.5)	$87.9
Share-based compensation expense	—	—	—	—	12.8	—	—	12.8
Issuance of common stock related to share-based compensation plans	6,497	—	—	—	—	—	—	—
Issuance of common stock	324,212	—	—	—	7.0	—	—	7.0
Exercise of vested stock options	539,795	—	—	—	3.5	—	—	3.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(2,201)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.2 million	—	—	—	—	—	—	0.5	0.5
Foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)
Conversion of preferred shares	117,706,400	1.2	—	—	250.3	—	—	251.5
Inducement dividend	—	—	—	—	(592.3)	—	—	(592.3)
Issuance of common stock related to inducement	21,582,800	0.2	—	—	487.1	—	—	487.3
Net income	—	—	—	—	—	25.8	—	25.8
Balance at March 31, 2021	277,972,263	$2.8	(16,670,722)	$(139.2)	$562.1	$(135.7)	$(6.4)	$283.6
Share-based compensation expense	—	—	—	—	24.0	—	—	24.0
Issuance of common stock related to share-based compensation plans	539,884	—	—	—	—	—	—	—
Exercise of vested stock options	396,250	—	—	—	1.3	—	—	1.3
Acquisition of treasury stock related to share-based compensation plans	—	—	(167,832)	(4.5)	—	—	—	(4.5)
Net change on derivatives designated as cash flow hedges, net of tax of $0.0 million	—	—	—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.6)	(0.6)
Exercise of warrants pursuant to cashless provisions	16,750,000	0.2	—	—	(0.2)	—	—	—
Net income	—	—	—	—	—	18.4	—	18.4
Balance at June 30, 2021	295,658,397	$3.0	(16,838,554)	$(143.7)	$587.2	$(117.3)	$(7.1)	$322.1
Share-based compensation expense	—	—	—	—	25.8	—	—	25.8
Issuance of common stock related to share-based compensation plans	54,524	—	—	—	—	—	—	—
Exercise of vested stock options	172,587	—	—	—	0.7	—	—	0.7
Acquisition of treasury stock related to share-based compensation plans	—	—	(16,555)	(0.3)	—	—	—	(0.3)
Repurchases of common stock	—	—	(1,538,077)	(31.7)	—	—	—	(31.7)
Net change on derivatives designated as cash flow hedges, net of tax of $0.1 million	—	—	—	—	—	—	0.5	0.5
Net income	—	—	—	—	—	17.0	—	17.0
Balance at September 30, 2021	295,885,508	$3.0	(18,393,186)	$(175.7)	$613.7	$(100.3)	$(6.6)	$334.1
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income (loss)	$(20.5)	$61.2
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	107.8	56.8
Amortization of debt issuance costs	2.2	0.8
Share-based compensation	46.5	62.0
CoyCo 2 share-based compensation	3.0	—
(Gain)/loss on disposal and right-of-use asset write-downs	3.9	(0.3)
Provision for credit losses	10.7	0.6
Deferred income taxes	(9.1)	18.0
Non-cash lease expense	10.5	7.4
Other	1.5	0.8
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(29.7)	(18.8)
Contract assets	(12.8)	—
Prepaid expenses and other assets	(38.3)	(19.8)
Accounts payable	(23.9)	4.5
Accrued compensation and benefits	(79.6)	34.3
Lease liabilities	(11.4)	(9.9)
Other liabilities	(3.2)	(8.9)
Customer liabilities and customer liabilities - related party	2.9	30.1
Net cash (used in) provided by operating activities	(39.5)	218.8
Investing activities
Purchases of property, equipment, and software	(74.6)	(33.4)
Acquisition of Cloudmed, net of cash acquired	(847.7)	—
Acquisition of VisitPay, net of cash acquired	—	(294.7)
Proceeds from disposal of assets	0.4	2.6
Net cash used in investing activities	(921.9)	(325.5)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	1,016.6	698.6
Borrowings on revolver	30.0	120.0
Payment of debt issuance costs	(1.0)	(1.9)
Repayment of senior secured debt	(13.1)	(484.6)
Repayments on revolver	(30.0)	(90.0)
Payment of contingent consideration liability	—	(4.8)
Deferred payment related to acquisition of RevWorks	—	(12.5)
Inducement of preferred stock conversion	—	(105.0)
Payment of equity issuance costs	(2.0)	—
Exercise of vested stock options	4.6	6.3
Purchase of treasury stock	(12.5)	(29.5)
Shares withheld for taxes	(26.9)	(4.8)
Other	(0.2)	(0.1)
Net cash provided by financing activities	965.5	91.7
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(3.1)	(0.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	1.0	(15.6)
Cash, cash equivalents and restricted cash, at beginning of period	130.1	174.8
Cash, cash equivalents and restricted cash, at end of period	$131.1	$159.2
Supplemental disclosures of cash flow information
Property, equipment and software purchases not paid	$27.4	$25.7
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

Cloudmed Acquisition

On June 21, 2022, pursuant to the Transaction Agreement and Plan of Merger (the “Transaction Agreement”), dated as of January 9, 2022, among R1 RCM Inc. (f/k/a Project Roadrunner Parent Inc.), R1 RCM Holdco Inc. (f/k/a R1 RCM Inc.), a wholly-owned subsidiary of the Company (“Old R1 RCM”), Project Roadrunner Merger Sub Inc., formerly a wholly-owned subsidiary of the Company (“R1 Merger Sub”), Revint Holdings, LLC (“Cloudmed”), CoyCo 1, L.P. (“CoyCo 1”), CoyCo 2, L.P. (“CoyCo 2” and, together with CoyCo 1, the “Sellers”), and, solely for certain purposes set forth therein, NMC Ranger Holdings, LLC, the Company purchased Cloudmed, a leader in Revenue Intelligence™ solutions for healthcare providers, and affiliated entities (collectively, the “Cloudmed entities”), through (i) a merger of R1 Merger Sub with and into Old R1 RCM with Old R1 RCM as the surviving entity, which resulted in Old R1 RCM becoming a wholly-owned subsidiary of the Company (the “Holding Company Reorganization”) and (ii) the Sellers contributing 100% of the equity of a blocker parent corporation of the Cloudmed entities in exchange for an aggregate of 135,929,742 shares of common stock, par value $0.01 per share, of the Company (“Company Common Stock”), subject to certain adjustments following the closing as set forth in the Transaction Agreement (the “Cloudmed Acquisition”, and together with the Holding Company Reorganization, the “Transactions”). For further details on the total consideration paid, refer to Note 2, Acquisitions. In October 2022, the Company finalized those adjustments, resulting in an additional 55,846 shares issued to the Sellers.

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

Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the Company’s financial position as of September 30, 2022, the results of operations of the Company for the three and nine months ended September 30, 2022 and 2021, and the cash flows of the Company for the nine months ended September 30, 2022 and 2021. These financial statements include the accounts of R1 RCM Inc. and its wholly-owned subsidiaries, including Cloudmed and its subsidiaries since the date of the acquisition. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2022.
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
Recently Issued Accounting Standards and Disclosures

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires companies to apply Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities obtained in a business combination. The ASU amendments will generally result in the recognition of contract assets and contract liabilities by the acquirer at amounts consistent with those recorded by the acquiree immediately before the acquisition date. The Company prospectively adopted ASU 2021-08 effective April 1, 2022 and preliminarily recognized contract assets of $92.4 million and contract liabilities of $3.3 million as part of the Cloudmed Acquisition.

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

(1) The stock consideration fair value includes a preliminary discount for lack of marketability factor related to an 18-month lock-up period during which the Sellers may not sell their Company common stock.
(2) Cash consideration includes the repayment of Cloudmed’s pre-existing credit facility that was paid off at closing and was not assumed by the Company.
(3) Represents the pre-acquisition service portion of the fair value of 1,536,220 replacement restricted stock units (“RSUs”) issued to Cloudmed equity award holders at closing.

The Company funded the cash consideration component and the Company’s associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness (see Note 8, Debt).

The purchase price has been provisionally allocated to assets acquired and liabilities assumed based on their fair value as of the acquisition date. The fair value estimate of assets acquired and liabilities assumed is pending the completion of various elements, including gathering further information about the identification and completeness of all assets and liabilities acquired, the finalization of an independent appraisal and valuation of the fair value of the assets acquired and liabilities assumed, and final review by the Company’s management. Some of the more significant amounts that are not yet finalized relate to the fair value of intangible assets (including goodwill), contract assets, contract liabilities, and income and non-income related taxes. Accordingly, management considers the balances shown in the following table to be preliminary, and there could be adjustments to the consolidated financial statements, including changes in our amortization expense related to the valuation of intangible assets acquired and their respective useful lives, among other adjustments.

The preliminary fair value of assets acquired and liabilities assumed is:

Purchase Price Allocation
Total purchase consideration	$3,280.6

Allocation of consideration to assets acquired and liabilities assumed:
Cash and cash equivalents	$32.1
Accounts receivable	61.8
Current portion of contract assets	68.5
Property, equipment and software	5.0
Operating lease right-of-use assets	25.3
Non-current portion of contract assets	23.9
Intangible assets	1,370.1
Goodwill	1,994.7
Other assets	6.4
Accounts payable	(31.9)
Customer liabilities	(3.3)
Accrued compensation and benefits	(91.8)
Operating lease liabilities	(25.4)
Deferred income tax liabilities	(142.0)
Other liabilities	(12.8)
Net assets acquired	$3,280.6

The intangible assets identified in conjunction with the Cloudmed Acquisition and their preliminary fair values are as follows:

	Useful Life	Gross Carrying Value
Customer Relationships	18 years	$318.0
Technology	7 years	$1,052.0
Favorable leasehold interests	Life of lease	$0.1

The goodwill recognized is primarily attributable to growth and cost reduction synergies that are expected to be achieved from the integration of Cloudmed. None of the goodwill is expected to be deductible for income tax purposes.

Included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 are net sales of $120.2 million and $133.5 million, respectively, and net income before taxes of $1.3 million and $0.9 million, respectively, related to the operations of Cloudmed since the acquisition date of June 21, 2022.

Measurement period adjustments

The Company had various measurement period adjustments due to additional information received since the Cloudmed Acquisition, none of which were material.

Prior Acquisitions

During 2021, the Company acquired the following business:

Company Name	Description of the Business	Description of the Acquisition
iVinci Partners, LLC d/b/a VisitPay (“VisitPay”)	Provider of digital payment solutions	Purchased all outstanding equity interests

In 2020, the Company purchased certain assets relating to the RevWorks services business from Cerner Corporation. In accordance with the purchase agreement, the Company paid the first deferred payment of $12.5 million in the third quarter of 2021. The remaining deferred payment of $12.5 million was payable on the second anniversary of the closing date (August 2022) and is included in other accrued expenses on the Consolidated Balance Sheet as of September 30, 2022 as it had not been paid as of such date.

The two deferred payments related to the RevWorks acquisition were contractual obligations of the Company; however, they are refundable to the Company if certain RevWorks customer revenue targets defined in the purchase agreement for the first two years following the acquisition are not achieved. At the time of the acquisition, the Company recorded an asset for the fair value of the contingently refundable consideration of $22.3 million. As of September 30, 2022, the entire amount of the contingently refundable consideration of $25.0 million is included in prepaid expenses and other current assets on the Consolidated Balance Sheet. The parties are currently engaging in arbitration to finalize the remaining deferred payment and contingently refundable consideration amounts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net services revenue	$496.0	$464.6	$1,476.9	$1,321.5
Net loss	$(22.9)	$(20.3)	$(21.5)	$(112.4)

Adjustments were made to earnings to adjust depreciation and amortization to reflect the fair value of identified assets acquired, to adjust share-based compensation expense for awards granted in connection with the acquisitions, to record the effects of extinguishing the debt of the acquired companies and replacing it with the debt of the Company, to adjust timing of acquisition related costs incurred by the Company, and to record the income tax effect of these adjustments.

3. Intangible Assets

The following table provides the gross carrying value and accumulated amortization for each major class of definite-lived intangible assets at September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$418.0	$(30.4)	$387.6	$100.0	$(20.8)	$79.2
Technology	1,267.5	(88.3)	1,179.2	215.5	(30.2)	185.3
Tradename	1.0	(0.4)	0.6	1.0	(0.1)	0.9
Favorable leasehold interests	0.1	—	0.1	—	—	—
Total intangible assets	$1,686.6	$(119.1)	$1,567.5	$316.5	$(51.1)	$265.4

Intangible asset amortization expense was $49.2 million and $68.0 million for the three and nine months ended September 30, 2022, respectively, and $7.1 million and $15.8 million for the three and nine months ended September 30, 2021, respectively. Amortization expense for intangible assets is included in cost of services on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has no indefinite-lived intangible assets.

Estimated annual amortization expense related to intangible assets with definite lives as of September 30, 2022 is as follows:

Remainder of 2022	$49.0
2023	196.3
2024	194.5
2025	192.9
2026	192.9
2027	192.9
Thereafter	549.0
Total	$1,567.5

4. Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2022 were:

Goodwill
Balance as of December 31, 2021	$554.7
Cloudmed Acquisition	1,994.7
Change in foreign currency rates	(0.1)
Balance as of September 30, 2022	$2,549.3

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net operating fees	$324.2	$308.5	$965.3	$879.8
Incentive fees	20.8	41.5	80.9	108.0
Modular and other (1)	151.0	29.7	227.4	87.9
Net services revenue	$496.0	$379.7	$1,273.6	$1,075.7

(1) Modular and other revenue primarily consists of service fees related to Cloudmed and R1 EntriTM Pay, physician advisory services (“PAS”), practice management (“PM”) services, and software subscription revenue.

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30, 2022	December 31, 2021
Contract assets
Current	$74.4	$—
Non-current	30.8	—
Total contract assets	$105.2	$—

Contract liabilities
Current (1)	$28.4	$10.3
Non-current (2)	19.4	18.7
Total contract liabilities	$47.8	$29.0

(1) Current contract liabilities include $26.5 million and $7.8 million classified in the current portion of customer liabilities and $1.9 million and $2.5 million classified in the current portion of customer liabilities - related party as of September 30, 2022 and December 31, 2021, respectively.
(2) Non-current contract liabilities include $5.3 million and $3.3 million classified in the non-current portion of customer liabilities and $14.1 million and $15.4 million classified in the non-current portion of customer liabilities - related party as of September 30, 2022 and December 31, 2021, respectively.

The contract assets balance will increase or decrease based on the timing of invoices and recognition of revenue. Prior to the Cloudmed Acquisition, the Company did not have significant contract assets. Significant changes in the carrying amount of contract assets for the three months ended September 30, 2022 were as follows:

Contract Assets
Balance as of June 30, 2022	$89.6
Revenue recognized	84.4
Amounts billed	(73.0)
Other (1)	4.2
Balance as of September 30, 2022	$105.2

(1) Other primarily includes measurement period adjustments to the contract assets acquired from the Cloudmed Acquisition.

The Company recognized revenue of $93.4 million and $99.7 million during the nine months ended September 30, 2022 and 2021, which amounts were included in contract liabilities on January 1 of the respective periods. These revenue amounts include $85.8 million and $88.1 million for the nine months ended September 30, 2022 and 2021, respectively, related to advanced billings which become accounts receivable and contract liabilities on the first day of the respective service period.

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

	Net operating fees	Incentive fees
Remainder of 2022	$36.1	$17.8
2023	109.6	23.3
2024	91.2	—
2025	39.2	—
2026	38.5	—
2027	32.9	—
Thereafter	122.0	—
Total	$469.5	$41.1

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

6. Accounts Receivable and Allowance for Credit Losses

Accounts receivable is comprised of unpaid balances pertaining to modular services and end-to-end RCM customers, net receivable balances for end-to-end RCM customers after considering cost reimbursements owed to such customers, including related accrued balances, and amounts due from physician RCM and PM customers.

The Company evaluates its accounts receivable for expected credit losses quarterly. The Company maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. This allowance is based on the Company’s historical experience, its assessment of each customer’s ability to pay, the length of time a balance has been outstanding, input from key Company resources assigned to each customer, the status of any ongoing operations with each applicable customer, and business and industry factors such as significant shifts in the healthcare environment which the Company believes may have impacted or will impact its customers’ financial health and ability to pay.

During the three months ended September 30, 2022, the Company increased the allowance for credit losses related to a physician customer by $9.5 million due to the customer facing financial challenges and its resulting inability to make a contractually required payment on September 30, 2022. As a result of reviewing the potential expected outcomes related to this customer, the Company recorded an allowance for credit losses of $10.0 million related to an overall receivable balance of $33.3 million as of September 30, 2022.

The Company has presented the rollforward below on a consolidated basis as the currently expected credit losses for its large integrated healthcare system customers are not anticipated to be material.

Movements in the allowance for credit losses are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$4.4	$2.3	$2.5	$3.8
Cumulative effect of Cloudmed ASC 326 adoption	—	—	1.8	—
Provision (recoveries)	10.4	0.4	10.7	0.6
Write-offs	(0.2)	(0.3)	(0.4)	(2.0)
Ending balance	$14.6	$2.4	$14.6	$2.4

7. Leases

The components of lease costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$6.9	$4.0	$16.8	$12.1
Sublease income	(0.4)	(0.6)	(1.3)	(1.7)
Total lease cost	$6.5	$3.4	$15.5	$10.4

Supplemental cash flow information related to leases are as follows:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$17.6	$18.6
Right-of-use assets obtained in exchange for operating lease obligations:	67.6	13.6

Refer to Note 2, Acquisitions, for the preliminary right-of-use assets acquired and lease liabilities assumed as part of the Cloudmed Acquisition.

Maturities of lease liabilities as of September 30, 2022 are as follows:

Operating Leases
Remainder of 2022	$9.3
2023	24.6
2024	23.9
2025	22.6
2026	16.8
2027	10.8
Thereafter	40.8
Total	148.8
Less:
Imputed interest	(28.8)
Present value of lease liabilities	$120.0
.

8. Debt

The carrying amounts of debt consist of the following:

	September 30, 2022	December 31, 2021
Senior Revolver (1)	$80.0	$80.0
Term A Loans	1,222.5	695.6
Term B Loan	500.0	—
Unamortized discount and issuance costs	(24.9)	(3.2)
Total debt	1,777.6	772.4
Less: Current maturities	(49.5)	(17.5)
Total long-term debt	$1,728.1	$754.9

(1) As of September 30, 2022, the Company had $80.0 million in borrowings, $0.9 million letters of credit outstanding, and $519.1 million of availability under the Senior Revolver.

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

Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) an Alternate Base Rate (“ABR”) equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.50% per annum, and (c) the Term Secured Overnight Financing Rate (“SOFR”) for an interest period of one-month beginning on such day plus 100 basis points, plus between 0.25% and 1.50% dependent on the Company’s total net leverage ratio (provided that the Term SOFR rate applicable to the Term A Loans shall not be less than 0.00% per annum, and the Term SOFR rate applicable to the Term B Loan shall not be less than 0.50% per annum); or (ii) the Term SOFR rate (provided that the Term SOFR rate applicable to the Term A Loans shall not be less than 0.00% per annum, and the Term SOFR rate applicable to the Term B Loan shall not be less than 0.50% per annum), plus between 1.25% and 2.50%, dependent on the Company’s total net leverage ratio. The interest rate as of September 30, 2022 was 5.28% for the Term A Loans and Senior Revolver and 6.03% for the Term B Loan. The Company is also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate between 0.20% and 0.40% of the average daily unutilized commitments thereunder dependent on the Company’s total net leverage ratio.

The Second A&R Credit Agreement requires the Company to make mandatory prepayments, subject to certain exceptions, with: (i) beginning with fiscal year ending December 31, 2023, 50% (which percentage will be reduced upon the Company’s achievement of certain total net leverage ratios) of the Company’s annual excess cash flow, (ii) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property or casualty events, subject to certain exceptions and thresholds, and (iii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the Second A&R Credit Agreement.

The Second A&R Credit Agreement contains a number of financial and non-financial covenants. The Company was in compliance with all of the covenants in the Second A&R Credit Agreement as of September 30, 2022. The obligations under the Second A&R Credit Agreement are secured by a pledge of 100% of the capital stock of certain domestic subsidiaries owned by the Company and a security interest in substantially all of the Company’s tangible and intangible assets and the tangible and intangible assets of certain domestic subsidiaries.

The proceeds from the new Senior Secured Credit Facilities were or will be used, in addition to cash on hand, (1) to refinance, in full, all existing indebtedness under the Amended and Restated Credit Agreement, dated as of July 1, 2021, by and among Old R1 RCM and certain of its subsidiaries, Bank of America, N.A., as administrative agent, and the lenders named therein, and amend and restate all commitments thereunder (the “Refinancing”), (2) to pay certain fees and expenses incurred in connection with the entry into the Second A&R Credit Agreement and the Refinancing, (3) to fund the Transactions, and to pay the fees, premiums, expenses, and other transaction costs incurred in connection therewith, and (4) to finance working capital needs of the Company and its subsidiaries for general corporate purposes. Debt amounts presented as of December 31, 2021 were incurred under the 2021 Amended and Restated Credit Agreement.

Debt Maturities

Scheduled maturities of the Company’s long-term debt are summarized as follows:

Scheduled Maturities
Remainder of 2022	$12.4
2023	53.9
2024	67.0
2025	67.0
2026	698.3
2027	430.2
Thereafter	473.7
Total	$1,802.5

For further details on the Company’s 2021 Amended and Restated Credit Agreement, refer to Note 10 of the Company’s 2021 Form 10-K.
9. Derivative Financial Instruments

The Company utilizes cash flow hedges to manage its currency risk arising from its global business services centers. As of September 30, 2022, the Company has recorded $1.2 million of unrealized losses in accumulated other comprehensive loss related to foreign currency hedges. The Company estimates that $1.1 million of losses reported in accumulated other comprehensive loss are expected to be reclassified into earnings within the next 12 months. Amounts reclassified into cost of services were a net loss of $0.7 million and $0.6 million during the three and nine months ended September 30, 2022, respectively, and a net gain of $0.4 million and $1.0 million during the three and nine month periods ended September 30, 2021, respectively. As of September 30, 2022, the Company’s currency forward contracts have maturities extending no later than December 31, 2023, and had a total notional value of $76.8 million.

The Company also utilizes cash flow hedges to reduce variability in interest cash flows from its outstanding debt. As of September 30, 2022, the Company has recorded $12.9 million of unrealized gains in accumulated other comprehensive loss related to interest rate swaps. The Company estimates that $3.7 million of gains reported in accumulated other comprehensive loss are expected to be reclassified into earnings within the next 12 months. Amounts reclassified into interest expense were a net loss of $0.4 million and $0.9 million during the three and nine months ended September 30, 2022, respectively and a net loss of $0.3 million and $1.1 million during the three and nine month periods ended September 30, 2021, respectively. As of September 30, 2022, the Company’s interest rate swaps extend no later than June 30, 2025, and had a total notional value of $500.0 million.

The location and fair value of derivative instruments designated as hedges in the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Foreign currency forward contracts
Prepaid expenses and other current assets	$—	$1.7
Other accrued expenses	1.2	—
Total foreign current forward contracts	$1.2	$1.7

Interest rate swaps
Prepaid expenses and other current assets	$3.7	$—
Other assets	9.2	—
Other accrued expenses	—	0.7
Total interest rate swaps	$12.9	$0.7

As of September 30, 2022 and December 31, 2021, the accumulated gain, net of tax, recognized in accumulated other comprehensive loss was $8.8 million and $0.7 million, respectively.

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the consolidated statements of cash flows. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements.
On July 5, 2022, the Company entered into an agreement with a third party regarding the potential purchase of a business that would expand the service capabilities of the Company. This agreement is effective through approximately the end of 2023 and allows the other party to sell the business to the Company for $150.0 million, subject to the negotiation of a definitive agreement and the satisfaction of agreed upon closing conditions, including the requirement that the purchase price be deemed to be fair value at the time of the potential transaction. The parties, assuming an agreement is reached, would also need to reach agreement as to whether the purchase price would be paid in cash or shares of common stock of the Company.

10. Share-Based Compensation

The share-based compensation expense relating to the Company’s stock options, RSUs, and performance-based restricted stock units (“PBRSUs”) for the three months ended September 30, 2022 and 2021 was $27.8 million and $25.5 million, respectively, with related tax benefits of approximately $4.6 million and $5.1 million, respectively. The share-based compensation expense relating to the Company’s stock options, RSUs, and PBRSUs for the nine months ended September 30, 2022 and 2021 was $49.5 million and $62.0 million, respectively, with related tax benefits of approximately $8.5 million and $12.2 million, respectively.

The Company accounts for forfeitures as they occur. Excess tax benefits and shortfalls for share-based payments are recognized in income tax expense (benefit) and included in operating activities. The Company recognized $4.3 million and $0.6 million of income tax benefit from windfalls associated with vesting and exercises of equity awards for the three months ended September 30, 2022 and 2021, respectively. The Company recognized $9.2 million and $7.2 million of income tax benefit from windfalls associated with vesting and exercises of equity awards for the nine months ended September 30, 2022 and 2021, respectively.
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Share-Based Compensation Expense Allocation Details:
Cost of services	$12.3	$15.8	$21.7	$38.8
Selling, general and administrative	15.4	9.7	27.7	23.2
Other	0.1	—	0.1	—
Total share-based compensation expense	$27.8	$25.5	$49.5	$62.0
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

Stock options
A summary of the options activity during the nine months ended September 30, 2022 is shown below:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2021	4,386,205	$3.37
Granted	24,344	22.19
Exercised	(1,279,460)	3.67
Canceled/forfeited	(13,408)	4.59
Expired	(7,500)	8.71
Outstanding at September 30, 2022	3,110,181	$3.38
Outstanding, vested and exercisable at September 30, 2022	3,084,188	$3.22
Outstanding, vested and exercisable at December 31, 2021	4,365,759	$3.33
Restricted stock units and performance-based restricted stock units
A summary of the RSU and PBRSU activity during the nine months ended September 30, 2022 is shown below:

			Weighted- Average Grant Date Fair Value
	RSUs	PBRSUs	RSU	PBRSU
Outstanding and unvested at December 31, 2021	2,218,651	3,203,013	$16.28	$16.45
Granted	2,249,157	5,230,483	20.62	19.83
Performance factor adjustment	—	876,109	—	10.46
Vested	(574,564)	(1,878,328)	14.49	11.19
Forfeited	(164,414)	(201,544)	17.41	19.87
Outstanding and unvested at September 30, 2022	3,728,830	7,229,733	$19.12	$19.44

Shares surrendered for taxes for the nine months ended September 30, 2022	182,080	783,392
Cost of shares surrendered for taxes for the nine months ended September 30, 2022 (in millions)	$4.1	$20.0
Shares surrendered for taxes for the nine months ended September 30, 2021	186,588	—
Cost of shares surrendered for taxes for the nine months ended September 30, 2021 (in millions)	$4.8	$—
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

Outstanding PBRSUs vest upon satisfaction of both time-based and performance-based conditions. Depending on the award, performance condition targets may include cumulative adjusted EBITDA, end-to-end RCM agreement growth, modular sales revenue, or other specific performance factors. Depending on the percentage level at which the performance-based conditions are satisfied, the number of shares vesting could be between 0% and 200% of the number of PBRSUs originally granted. Based on the established targets, the maximum number of shares that could vest for all outstanding PBRSUs is 14,412,591.
CoyCo 2, L.P. Limited Partnership Units

As part of the transactions contemplated by the Transaction Agreement, equity awards held by certain employees of Cloudmed (“Former Class P Units”) were modified, through a series of transactions, into awards (“Management Units”) of CoyCo 2. The Management Units issued by CoyCo 2 are treated as share-based compensation under ASC 718, Compensation —Stock Compensation.

The Former Class P Units were originally issued to employees of Cloudmed and its affiliates (“Participants”) in connection with and as a part of the compensation and incentive arrangements between Cloudmed and such Participants prior to the consummation of the Cloudmed Acquisition. A portion of the Former Class P Units immediately vested upon the closing of the Cloudmed Acquisition; however, certain Former Class P Units that were subject to performance-based vesting conditions did not become vested upon the closing of the Cloudmed Acquisition (“Unvested Units”). However, in connection with the Cloudmed Acquisition, Cloudmed caused the Former Class P Units, including the Unvested Units, to be converted into Management Units. At the time of the closing of the Cloudmed Acquisition, 97,875 Unvested Units were converted into 514,986 Management Units.

In general, Unvested Units vest upon the achievement of certain performance criteria, including achievement by the Sellers’ owner, New Mountain Capital, L.L.C. (“New Mountain”), of (i) specified multiples of Base Equity Value (“BEV”) (i.e., generally the aggregate equity value of New Mountain’s investment in Cloudmed as of the original grant date), or (ii) specified Multiples on Invested Capital (“MIC”) with respect to New Mountain Capital’s pre-Cloudmed Acquisition investment in Cloudmed, and subject to continued service with the Company and its affiliates, including Cloudmed through the applicable vesting date. The awards are not awards of the Company and the Participants will receive no additional shares of the Company upon satisfaction of the vesting criteria. However, GAAP requires the Company recognize the cost of share-based compensation granted by an investor (CoyCo 2) to the Company’s employees and service providers for services that benefit the Company’s operations, and a corresponding capital contribution because the costs are incurred on the Company’s behalf.

A Monte Carlo simulation was used to estimate the fair value of the Unvested Units which is being amortized over a period of 4 years on a straight-line basis.
11. Other Expenses

Other expenses are incurred in connection with acquisition and integration costs, various exit activities, transformation initiatives, and organizational changes to improve our business alignment and cost structure. The following table summarizes the other expenses (income) recognized for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Severance and related employee benefits (1)	$—	$0.3	$—	$2.1
Business acquisition costs (2)	0.2	2.3	74.4	4.2
Integration costs (3)	8.8	—	18.3	2.6
Strategic initiatives (4)	6.2	2.5	9.0	6.4
Global business services center expansion project in the Philippines (5)	10.0	—	20.0	—
Customer employee transition and restructuring expenses (6)	—	3.2	(0.4)	3.2
Facility-exit charges (7)	1.3	—	7.3	2.9
Other (8)	3.6	3.1	7.5	12.8
Total other expenses	$30.1	$11.4	$136.1	$34.2
(1) These costs relate to restructuring and business reorganization events.
(2) These are costs, including legal, consulting, and bank fees, that are directly related to the close of the Cloudmed Acquisition on June 21, 2022 and the close of the VisitPay acquisition on July 1, 2021 and include changes to contingent consideration, if applicable.
(3) These costs reflect efforts to integrate acquisitions from a systems, processes, and people perspective. Costs include consulting fees, IT vendor spend, severance, early lease termination of Cloudmed facilities, and certain payroll costs.
(4) These costs relate to performing portfolio and capital structure analyses and transactions and other business transformation projects (including large scale system projects) as part of the Company’s growth strategy. Costs include vendor spend, employee time and expenses spent on activities, severance, and retention amounts.
(5) These costs include legal and consulting fees related to the establishment of the Company’s inaugural global business services center in the Philippines as well as severance costs for personnel whose roles are being relocated. The entry into the Philippines is the first new organic global business services center country expansion by the Company in approximately 15 years.
(6) As part of the transition of customer personnel to the Company under certain operating partner model contracts, the Company agreed to reimburse the customer, or directly pay affected employees, for severance and retention costs related to certain employees who were not transitioned to the Company, or whose jobs were relocated after the employee transitioned to the Company.
(7) As part of evaluating its footprint, the Company has exited certain leased facilities. Costs include asset impairment charges, early termination fees, and other costs related to exited leased facilities.
(8) For the three and nine months ended September 30, 2022, other includes $0.7 million and $1.8 million, respectively, of expenses related to the COVID-19 pandemic. For the three and nine months ended September 30, 2021, other includes $2.7 million and $7.1 million, respectively, of expenses related to the COVID-19 pandemic.
12. Income Taxes

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

The Company recognized income tax expense for the three months ended September 30, 2022 and income tax benefit for the nine months ended September 30, 2022 on the year-to-date pre-tax loss. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions for foreign taxes, GILTI, non-deductible expenses, and discrete items.

The Company recognized income tax expense for the three and nine months ended September 30, 2021 on the year-to-date pre-tax income. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions for state taxes, GILTI, non-deductible expenses, and discrete items.
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

13. Earnings (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss), less any dividends, accretion or decretion, redemption or induced conversion on the preferred stock, by the weighted average number of common shares outstanding during the period.
Diluted net income (loss) per share is calculated by adjusting the denominator used in the basic net income (loss) per share computation by potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options and shares issuable upon vesting of RSUs and PBRSUs.
Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic EPS:
Net income (loss)	$(29.5)	$17.0	$(20.5)	$61.2
Less dividends on preferred shares (1)	—	—	—	(592.3)
Net income (loss) available/(allocated) to common shareholders - basic	$(29.5)	$17.0	$(20.5)	$(531.1)
Diluted EPS:
Net income (loss)	$(29.5)	$17.0	$(20.5)	$61.2
Less dividends on preferred shares (1)	—	—	—	(592.3)
Net income (loss) available/(allocated) to common shareholders - diluted	$(29.5)	$17.0	$(20.5)	$(531.1)
Basic weighted-average common shares	417,700,782	278,655,269	330,877,880	262,209,929
Add: Effect of dilutive equity awards	—	7,281,436	—	—
Add: Effect of dilutive warrants	—	34,680,381	—	—
Diluted weighted average common shares	417,700,782	320,617,086	330,877,880	262,209,929
Net income (loss) per common share (basic)	$(0.07)	$0.06	$(0.06)	$(2.03)
Net income (loss) per common share (diluted)	$(0.07)	$0.05	$(0.06)	$(2.03)

(1) The 2021 dividend on preferred shares includes amounts related to the conversion of the preferred shares. See Note 16 of the Company’s 2021 Form 10-K for more information.
Because of their anti-dilutive effect, 21,251,602 common share equivalents comprised of stock options, PBRSUs, and RSUs have been excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2022. Additionally, for the three and nine months ended September 30, 2022, TCP-ASC ACHI Series LLLP’s (“TCP-ASC” or the “Investor”) and IHC Health Services, Inc.’s (“Intermountain”) exercisable warrants to acquire up to 40.5 million and 1.5 million shares, respectively, of the Company’s common stock have been excluded from the diluted earnings per share calculation because they were anti-dilutive.
For the three and nine months ended September 30, 2021, 890,717 and 15,155,288 common share equivalents, respectively, have been excluded from the diluted earnings per share calculation because of their anti-dilutive effect. Additionally, for the nine months ended September 30, 2021, the Investor’s and Intermountain’s exercisable warrants to acquire up to 40.5 million and 1.5 million shares, respectively, of the Company’s common stock have been excluded from the diluted earnings per share calculation because they were anti-dilutive.

14. Commitments and Contingencies

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

On February 18, 2022, plaintiffs filed a supplement to their complaint, naming certain additional defendants and asserting additional claims related to the Company’s agreement to acquire Cloudmed, which was announced on January 10, 2022. The additional claims assert that: (i) TCP-ASC, Ascension, and TowerBrook, along with the Company’s directors (“Individual Defendants”), breached their fiduciary duties by causing the Company to enter into and approving the Cloudmed acquisition, respectively, which plaintiffs claim will perpetuate TCP-ASC’s, Ascension’s, and TowerBrook’s control over the Company and entrench the Individual Defendants by virtue of certain agreements entered into as part of the transaction, including a Second Amended Investor Rights Agreement with TCP-ASC (the “Seconded Amended Investor Rights Agreement”) and an Investor Rights Agreement with Cloudmed (the “Cloudmed Investor Rights Agreement”); and (ii) Cloudmed’s stockholders aided and abetted such breaches. Plaintiffs also allege that certain provisions in the Cloudmed Investor Rights Agreement and the Second Amended Investor Rights Agreement are void under the Company’s charter, bylaws, and the Delaware General Corporation law. The plaintiffs seek a declaratory judgment and an unspecified amount of damages, as well as attorneys’ fees and costs. The Company believes it has meritorious defenses to all claims against it and intends to vigorously defend itself against these claims.

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
15. Related Party Transactions
This note encompasses transactions between Ascension and its affiliates, including AMITA Health, and the Company pursuant to the Master Professional Services Agreement, including all supplements, amendments, and other documents entered into in connection therewith. For further details on the Company’s agreements with Ascension, see Note 1 and Note 19 of the Company’s 2021 Form 10-K. In conjunction with the Cloudmed Acquisition, New Mountain became a new related party. There were no material transactions with New Mountain subsequent to the Cloudmed Acquisition.
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
16. Segments and Customer Concentrations
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
Customers comprising greater than 10% of net services revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer Name	2022	2021	2022	2021
Ascension and its affiliates	44%	60%	52%	61%
Intermountain Healthcare	11%	14%	13%	14%
The loss of customers within the Ascension health system or Intermountain network could have a material adverse impact on the Company’s operations.
As of September 30, 2022 and December 31, 2021, the Company had a concentration of credit risk with Ascension, representing 12% and 17% of accounts receivable, respectively.

17. Supplemental Financial Information
The following table summarizes the allocation of depreciation and amortization expense related to property, equipment and software between cost of services and selling, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of services	$14.7	$13.6	$39.0	$38.8
Selling, general and administrative	0.3	0.6	0.8	2.2
Total depreciation and amortization	$15.0	$14.2	$39.8	$41.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Undue reliance should not be placed on these statements. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “anticipate,” “believe,” “designed,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “will” or “would” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements include, among other things, statements about the acquisition of Cloudmed, our strategic initiatives, our capital plans, our costs, our ability to successfully implement new technologies, our future financial performance, and our liquidity. Such forward-looking statements are based on management’s current expectations about future events as of the date hereof and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Subsequent events and developments, including actual results or changes in our assumptions, may cause our views to change. We do not undertake to update our forward-looking statements except to the extent required by applicable law. Readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements included herein are expressly qualified in their entirety by these cautionary statements. Our actual results and outcomes could differ materially from those included in these forward-looking statements as a result of various factors, including, but are not limited to, geopolitical, economic, and market conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, and challenges in the supply chain; our ability to retain existing customers or acquire new customers; the development of markets for our revenue cycle management offering; variability in the lead time of prospective customers; our ability to integrate Cloudmed’s business into our operations in a timely and efficient manner; failure to realize the anticipated benefits of the Cloudmed acquisition; volatility in our stock price, including in connection with the integration and results of Cloudmed; competition within the market; breaches or failures of our information security measures or unauthorized access to customer’s data; delayed or unsuccessful implementation of our technologies or services, or unexpected implementation costs; disruptions in or damages to our global business services centers and third-party operated data centers; the ongoing impact of the 2019 Novel Coronavirus (“COVID-19”) pandemic on our business, operating results, and financial condition; and the factors discussed elsewhere in this Quarterly Report on Form 10-Q, and those set forth in Part I, Item 1A of our 2021 Form 10-K and our other filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
Our Business
We are a leading provider of technology-driven solutions that transform the patient experience and financial performance of healthcare providers. Our services help healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician, and staff satisfaction for our customers.

We achieve these results for our customers by managing healthcare providers’ revenue cycle operations, which encompass patient registration, insurance and benefit verification, medical treatment documentation and coding, bill preparation, and collections from patients and payers. We do so by leveraging our extensive healthcare domain experience, innovative technology and intelligent automation, and process excellence. We assist our revenue cycle management (“RCM”) customers in managing their revenue cycle operating costs while simultaneously increasing the portion of the maximum potential services revenue they receive. Together, these benefits can generate significant and sustainable improvements in operating margins and cash flows for our customers.
Our primary offerings consist of end-to-end or modular RCM services for health systems, hospitals, and physician groups. We deploy our end-to-end offering through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology solutions, and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology solutions, and other resources. Under the operating partner model, we record higher revenue and expenses due to the fact that almost all of the revenue cycle personnel are our employees and more third-party vendor contracts are controlled by us. Under the co-managed model, the majority of the revenue cycle personnel and third-party vendor contracts remain with the customer and those costs are netted against our co-managed revenue. For the nine months ended September 30, 2022 and 2021, substantially all of our net operating and incentive fees from end-to-end RCM services were generated under the operating partner model.

Our modular offerings allow customers to engage us for specific components of RCM services, such as revenue intelligence solutions (which were enhanced through the acquisition of Revint Holdings, LLC (“Cloudmed”)), automation solutions, patient experience (R1 EntriTM Pay), physician advisory services (“PAS”), clinical documentation integrity (“CDI”), coding management, revenue integrity solutions (“RIS”), business office services, and practice management (“PM”). Our patient experience offering, R1 EntriTM Pay, unifies scheduling, clearance, intake, and payments into one welcoming experience.

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
Leadership Succession
On November 8, 2022, the Company announced that Joseph Flanagan, Chief Executive Officer and member of the Board, will step down from the position of Chief Executive Office effective as of January 1, 2023. Mr. Flanagan will assume the non-executive role of Executive Advisor to the Chief Executive Officer and remain a member of the Board. The Company also announced that Lee Rivas, currently the President of the Company, will succeed Mr. Flanagan in the role of Chief Executive Officer and will become a member of the Board as of January 1, 2023. John Sparby, currently the Executive Vice President, Operations & Delivery and Chief Operating Officer, will succeed Mr. Rivas in the role of President of the Company effective as of January 1, 2023.

Macroeconomic Environment

Growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, have contributed to high levels of inflation in 2022. We expect inflation to persist in 2023, which would negatively impact our costs for wages and other materials. Inflation may also impact the economic health of our customers, including their ability to pay amounts owed to us. In response to rising inflation, the Federal Reserve Board has raised interest rates and signaled that it will continue to raise rates. Our credit facility interest, in part, is based on a variable interest rate structure which can result in increased cost in periods of rising interest rates. To date, rising interest rates have not had a material impact on our results of operations.

Our incentive fees were impacted by deterioration in payer-reimbursement turnaround times. We currently anticipate continued impact on our performance into 2023 from payer turnaround times. In addition, we are observing the following trends, which we expect will persist in 2023: (i) we expect the inflationary effect on our labor and cost structure to be higher than payer rate increases flowing to our customers’ revenue and cash collections; (ii) we expect reduced growth in our physician business serving emergency department physicians due to regulatory changes that are impacting some of the large groups in the industry; and (iii) with recessionary concerns increasing, we could see potential weakness in consumer collections as healthcare bills are de-prioritized.

Other adverse macroeconomic conditions, including but not limited to changes to fiscal and monetary policy and currency fluctuations, could impact macro-level consumer spending trends, which could affect the amount of volumes processed on our platform and result in fluctuations to our revenue streams. Certain of our customers may be negatively impacted by these events. Further, while patient volumes are largely in line with pre-COVID-19 levels, the COVID-19 pandemic continues to evolve, continuing to affect the population. In addition, our business and customers continue to face challenges relating to a tight labor market and increased turnover rates. The extent to which these macroeconomic conditions will affect our business is uncertain and will depend on political, social, economic, and regulatory forces that are outside of our control. We continue to assess fluctuating macroeconomic events to manage our response.

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
CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended September 30,		2022 vs. 2021 Change		Nine Months Ended September 30,		2022 vs. 2021 Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(In millions, except percentages)
Consolidated Statement of Operations Data:
Net operating fees	$324.2	$308.5	$15.7	5%	$965.3	$879.8	$85.5	10%
Incentive fees	20.8	41.5	(20.7)	(50)%	80.9	108.0	(27.1)	(25)%
Modular and other	151.0	29.7	121.3	408%	227.4	87.9	139.5	159%
Total net services revenue	496.0	379.7	116.3	31%	1,273.6	1,075.7	197.9	18%
Operating expenses:
Cost of services	403.1	304.0	99.1	33%	1,009.7	858.2	151.5	18%
Selling, general and administrative	60.8	33.2	27.6	83%	120.6	87.8	32.8	37%
Other expenses	30.1	11.4	18.7	164%	136.1	34.2	101.9	298%
Total operating expenses	494.0	348.6	145.4	42%	1,266.4	980.2	286.2	29%
Income from operations	2.0	31.1	(29.1)	(94)%	7.2	95.5	(88.3)	(92)%
Net interest expense	23.7	6.5	17.2	265%	35.3	13.8	21.5	156%
Net income (loss) before income tax provision (benefit)	(21.7)	24.6	(46.3)	(188)%	(28.1)	81.7	(109.8)	(134)%
Income tax provision (benefit)	7.8	7.6	0.2	3%	(7.6)	20.5	(28.1)	(137)%
Net income (loss)	$(29.5)	$17.0	$(46.5)	(274)%	$(20.5)	$61.2	$(81.7)	(133)%

Adjusted EBITDA (1)	$124.0	$89.3	$34.7	39%	$300.5	$248.5	$52.0	21%

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
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) before net interest income/expense, income tax provision/benefit, depreciation and amortization expense, share-based compensation expense, CoyCo 2, L.P. (“CoyCo 2”) share-based compensation expense, and other expense items detailed in Note 11, Other Expenses, to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, including business acquisition costs, integration costs, strategic initiatives, and the global business services center expansion project in the Philippines.
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
•Share-based compensation expense (including CoyCo 2 share-based compensation expense);
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

	Three Months Ended September 30,		2022 vs. 2021 Change		Nine Months Ended September 30,		2022 vs. 2021 Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(In millions, except percentages)
Net income (loss)	$(29.5)	$17.0	$(46.5)	(274)%	$(20.5)	$61.2	$(81.7)	(133)%
Net interest expense	23.7	6.5	17.2	265%	35.3	13.8	21.5	156%
Income tax provision (benefit)	7.8	7.6	0.2	3%	(7.6)	20.5	(28.1)	(137)%
Depreciation and amortization expense	64.2	21.3	42.9	201%	107.8	56.8	51.0	90%
Share-based compensation expense (1)	24.7	25.5	(0.8)	(3)%	46.4	62.0	(15.6)	(25)%
CoyCo 2 share-based compensation expense (2)	3.0	—	3.0	100%	3.0	—	3.0	100%
Other expenses (3)	30.1	11.4	18.7	164%	136.1	34.2	101.9	298%
Adjusted EBITDA (non-GAAP)	$124.0	$89.3	$34.7	39%	$300.5	$248.5	$52.0	21%
(1)        Share-based compensation expense represents the expense associated with stock options, restricted stock units, and performance-based restricted stock units granted, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 10, Share-Based Compensation, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the detail of the amounts of share-based compensation expense.
(2) CoyCo 2 share-based compensation expense represents the expense associated with CoyCo 2 limited partnership units, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 10, Share-Based Compensation, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the detail of the amounts of CoyCo 2 share-based compensation expense.
(3)        Other expenses are incurred in connection with acquisition and integration costs, various exit activities, transformation initiatives, and organizational changes to improve our business alignment and cost structure. See Note 11, Other Expenses, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the detail of the amounts included in other expenses.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Net Services Revenue
Net services revenue increased by $116.3 million, or 31%, from $379.7 million for the three months ended September 30, 2021, to $496.0 million for the three months ended September 30, 2022. The increase was driven by a $120.2 million contribution from Cloudmed and $15.7 million increase in net operating fees driven by new customers, partially offset by lower incentive fees of $20.7 million due to longer payer-reimbursement turnaround times and execution issues at two operating partner customers.

Cost of Services
Costs of services primarily consists of wages and benefits of personnel that perform services for our customers and any related supplies, equipment, or facility costs utilized by these employees. It also includes cost of services provided to our customers by vendors directly contracted by R1 or assigned to R1 at contract inception. Cost of services increased by $99.1 million, or 33%, from $304.0 million for the three months ended September 30, 2021, to $403.1 million for the three months ended September 30, 2022. The increase in cost of services was primarily driven by the Cloudmed Acquisition, expansion of deployment capacity, and onboarding of new customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $27.6 million, or 83%, from $33.2 million for the three months ended September 30, 2021, to $60.8 million for the three months ended September 30, 2022. The increase was driven by the Cloudmed Acquisition, higher share-based compensation expense, and a $9.5 million increase in allowance for credit losses related to a physician customer that was unable to make a contractually required payment on September 30, 2022, is currently facing financial challenges, and is in an active debt refinancing process. As a result of reviewing the potential expected outcomes related to this customer, we recorded an allowance for credit losses of $10.0 million related to an overall receivable balance of $33.3 million as of September 30, 2022.
Other Expenses
Other expenses increased by $18.7 million, or 164%, from $11.4 million for the three months ended September 30, 2021, to $30.1 million for the three months ended September 30, 2022. See Note 11, Other Expenses, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the details of the costs included in this total for the comparative periods.
Income Taxes
Income tax provision increased by $0.2 million from $7.6 million for the three months ended September 30, 2021, to $7.8 million for the three months ended September 30, 2022, primarily due to higher GILTI and non-deductible expenses. Our effective tax rate (including discrete items) was approximately (36)% and 31% for the three months ended September 30, 2022 and 2021, respectively. Our tax rate is also affected by discrete items that may occur in any given year but are not necessarily consistent from year to year.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Net Services Revenue
Net services revenue increased by $197.9 million, or 18%, from $1,075.7 million for the nine months ended September 30, 2021, to $1,273.6 million for the nine months ended September 30, 2022. The increase was driven by a $133.5 million contribution from Cloudmed and net operating fees from new end-to-end customers, partially offset by lower incentive fees.
Cost of Services
Costs of services primarily consists of wages and benefits of personnel that perform services for our customers and any related supplies, equipment, or facility costs utilized by these employees. It also includes cost of services provided to our customers by vendors directly contracted by R1 or assigned to R1 at contract inception. Cost of services increased by $151.5 million, or 18%, from $858.2 million for the nine months ended September 30, 2021, to $1,009.7 million for the nine months ended September 30, 2022. The increase in cost of services was primarily driven by the Cloudmed Acquisition and onboarding of new customers, which are reflected in our current revenue growth.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $32.8 million, or 37%, from $87.8 million for the nine months ended September 30, 2021, to $120.6 million for the nine months ended September 30, 2022. The increase was driven by the Cloudmed Acquisition, higher share-based compensation expense, and a $9.5 million increase in allowance for credit losses related to a physician customer that was unable to make a contractually required payment on September 30, 2022, is currently facing financial challenges, and is in an active debt refinancing process. As a result of reviewing the potential expected outcomes related to this customer, we recorded an allowance for credit losses of $10.0 million related to an overall receivable balance of $33.3 million as of September 30, 2022. These increases were partially offset by lower accrued compensation expense.
Other Expenses
Other expenses increased by $101.9 million, or 298%, from $34.2 million for the nine months ended September 30, 2021, to $136.1 million for the nine months ended September 30, 2022. See Note 11, Other Expenses, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the details of the costs included in this total for the comparative periods.
Income Taxes
Income tax benefit improved by $28.1 million from a $20.5 million income tax provision for the nine months ended September 30, 2021, to a $7.6 million income tax benefit for the nine months ended September 30, 2022, primarily due to pre-tax loss. Our effective tax rate (including discrete items) was approximately 27% and 25% for the nine months ended September 30, 2022 and 2021, respectively. Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity include our cash flows from operations and borrowings under our second amended and restated senior credit agreement (the “Second A&R Credit Agreement”). As of September 30, 2022 and December 31, 2021, we had total available liquidity of $650.2 million and $499.6 million, respectively, reflecting our cash and cash equivalents as well as remaining availability under our senior secured revolving credit facility (the “Senior Revolver”).
Our liquidity is influenced by many factors, including timing of revenue and corresponding cash collections, the amount and timing of investments in strategic initiatives, our investments in property, equipment and software, and the use of cash to pay tax withholding obligations upon surrender of shares upon vesting of equity awards. We continue to invest capital in order to achieve our strategic initiatives and successfully integrate acquired companies. In addition, we plan to enhance customer service by continuing our investment in technology to enable our systems to more effectively integrate with our customers’ existing technologies in connection with our strategic initiatives.

We plan to continue to deploy resources to strengthen our information technology infrastructure, including automation, in order to drive additional value for our customers. We also expect to continue to invest in our global business services infrastructure and capabilities, including by expanding into the Philippines, and selectively pursue acquisitions and/or strategic relationships that will enable us to broaden or further enhance our offerings. New business development remains a priority as we plan to continue to boost our sales and marketing efforts. Additionally, we expect to incur costs associated with implementation and transition costs to onboard new customers.
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
Our material cash requirements include the following contractual and other obligations:
Debt
Our indebtedness materially increased as a result of the Cloudmed Acquisition. As of September 30, 2022, we had outstanding debt of $1.8 billion with contractual payments extending through 2029, with $49.5 million payable within 12 months. Future interest payments associated with our debt total $463.0 million, with $99.1 million payable within the next 12 months, based on the floating rates as of September 30, 2022.
Leases
Our significant leasing activity encompasses leases for real estate, including corporate offices, operational facilities, and global business services centers. As of September 30, 2022, we had fixed future lease payments of $148.8 million, with $27.7 million payable within 12 months.
Software Purchase and Services Obligations
Our primary purchase obligations relate to contracts entered into with vendors that supply various software services and products. As of September 30, 2022, we had purchase obligations related to software and service contracts of $233.5 million, with $70.6 million payable within 12 months.
As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $131.1 million and $130.1 million, respectively. Cash flows from operating, investing, and financing activities, as reflected in our consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Net cash used in (provided by) operating activities	$(39.5)	$218.8
Net cash used in investing activities	$(921.9)	$(325.5)
Net cash provided by financing activities	$965.5	$91.7
Cash Flows from Operating Activities
Cash used in operating activities increased by $258.3 million from cash provided of $218.8 million for the nine months ended September 30, 2021, to cash used of $39.5 million for the nine months ended September 30, 2022. Cash used in operating activities increased due to a larger cash bonus payout related to the 2021 bonus plan compared to the 2020 bonus plan, payment of Cloudmed compensation amounts, and decreased net income of $81.7 million.

Cash Used in Investing Activities
Cash used in investing activities primarily includes our investments in property, equipment and software and our inorganic growth initiatives. Outflows for significant acquisitions are typically offset by cash inflows from financing activities related to obtaining new debt.
Cash used in investing activities increased by $596.4 million from $325.5 million for the nine months ended September 30, 2021, to $921.9 million for the nine months ended September 30, 2022. The increase in cash usage is primarily due to the difference in cash payments for the Cloudmed Acquisition in 2022 compared to the VisitPay acquisition in 2021 and the timing of payments for property, equipment and software.
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
Cash provided by financing activities increased by $873.8 million from $91.7 million for the nine months ended September 30, 2021, to $965.5 million for the nine months ended September 30, 2022. This change is primarily due to 2022 borrowings made under the Second A&R Credit Agreement and smaller debt repayments in 2022, partially offset by higher amounts of cash required to pay tax withholding obligations upon surrender of shares upon vesting of equity awards in 2022. In addition, there were no inducement payments made during the nine months ended September 30, 2022, compared to $105.0 million used during the nine months ended September 30, 2021 to pay for the inducement of the conversion of our preferred stock
Debt and Financing Arrangements
On June 21, 2022, we entered into a Second A&R Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders named therein, governing the Company’s second amended and restated senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of the $691.3 million existing senior secured term loan A facility (the “Existing Term A Loan”), a $540.0 million senior secured incremental term loan A facility (the “Incremental Term A Loan”, and together with the Existing Term A Loan, the “Term A Loans”), a $500.0 million senior secured term loan B facility (the “Term B Loan”, and together with the Term A Loans, the “Senior Term Loans”), and a $600.0 million Senior Revolver. The Existing Term A Loan requires quarterly payments. Commencing December 31, 2022, we are also required to repay the Incremental Term A Loan and Term B Loan in quarterly principal installments. The Senior Secured Credit Facilities bear interest at a floating rate, which was 5.28% for the Term A Loans and Senior Revolver and 6.03% for the Term B Loan as of September 30, 2022.

As of September 30, 2022, we had drawn $80.0 million and had $519.1 million of remaining availability on our Senior Revolver.

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

The Second A&R Credit Agreement contains a number of financial and non-financial covenants. We are required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. The Company was in compliance with all of the covenants in the Second A&R Credit Agreement as of September 30, 2022.

See Note 8, Debt, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates due to our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of September 30, 2022, we have hedged $500.0 million of our $1.8 billion outstanding floating rate debt to a fixed rate of 3.01% plus the applicable spread defined in the Second A&R Credit Agreement. The remaining $1.3 billion outstanding is subject to average variable rates of 5.28% for the Term A Loans and Senior Revolver and 6.03% for the Term B Loan as of September 30, 2022. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest expense on the $1.3 billion subject to variable rates by approximately $13.0 million.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee and Philippine peso because a portion of our operating expenses are incurred by our subsidiaries in India and the Philippines and are denominated in Indian rupees and Philippine pesos, respectively. We do not generate significant revenues outside of the United States. For the nine months ended September 30, 2022 and 2021, 8% and 9% of our expenses were denominated in foreign currencies, respectively. As of September 30, 2022 and 2021, we had net assets of $77.6 million and $65.6 million in foreign entities, respectively. Before the impact of our foreign currency hedging activities discussed below, the reduction in earnings from a 10% change in foreign currency spot rates would be $11.9 million and $9.6 million at September 30, 2022 and 2021, respectively.
For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of September 30, 2022, it was anticipated that approximately $0.8 million of losses, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $6.2 million as of September 30, 2022.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Other than the litigation described in Note 14, Commitments and Contingencies, to our consolidated financial statements included in this Quarterly Report on Form 10-Q, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

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

Our consolidated indebtedness as of December 31, 2021 was approximately $775.6 million. In conjunction with the Cloudmed Acquisition, we entered into the Second A&R Credit Agreement, which increased our consolidated indebtedness by $1.0 billion. The increased indebtedness has had the effect of increasing our interest payments and could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. The increased level of indebtedness could also reduce funds available for capital expenditures, share repurchases and dividends, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
On July 5, 2022, the Company issued 1,403,687 shares of its common stock to Sutter Health as consideration for certain real property acquired by the Company from an affiliate of Sutter Health at a value of $24.3 million. The foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1), (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
July 1, 2022 through July 31, 2022	157,133	$22.26	73,976	$490.3
August 1, 2022 through August 31, 2022	37,380	22.38	35,990	489.5
September 1, 2022 through September 30, 2022	484,160	20.92	484,160	479.3
Total purchases	678,673	$21.31

(1)	Includes the surrender of shares of our common stock related to employees’ tax withholding upon vesting of restricted stock or option exercise. See Note 10, Share-Based Compensation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)	On October 22, 2021, the Board authorized the repurchase of up to $200.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2021 Repurchase Program”). On January 9, 2022, the Board increased the authorization under the 2021 Repurchase Program to an aggregate amount of up to $500.0 million. The average price paid per share of common stock repurchased under the 2021 Repurchase Program is the execution price, including commissions paid to brokers. The timing and amount of any shares repurchased under the 2021 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2021 Repurchase Program may be suspended or discontinued at any time.

Item 6.	Exhibits

The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:

(a)

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)
10.1+	Amendment No. 6 to the Amended & Restated Master Professional Services Agreement, dated as of July 1, 2022, by and between Ascension Health and R1 RCM Holdco Inc.
10.2
Director Nomination Agreement, dated as of August 2, 2022, by and between R1 RCM Inc. and Sutter Health (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41428) filed on August 8, 2022)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith.
+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R1 RCM INC.

By:	/s/ Joseph Flanagan
Joseph Flanagan
Chief Executive Officer

By:	/s/ Rachel Wilson
Rachel Wilson
Chief Financial Officer and Treasurer
Date: November 8, 2022