Form 10-K
period 2022-12-31
R1 RCM Inc. /DE
filed 2023-02-16
CIK 1910851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-41428
 R1 RCM Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-4340782
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

434 W. Ascension Way	84123
6th Floor
Murray
Utah
(Address of principal executive offices)	(Zip Code)

(312) 324-7820
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RCM	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the ﬁnancial statements of the registrant included in the ﬁling reﬂect the correction of an error to previously issued ﬁnancial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2022: $2,950,791,223

As of February 14, 2023, the registrant had 416,661,713 shares of common stock, par value $0.01 per share, outstanding.

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

R1 RCM INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. You should not place undue reliance on these statements. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K are forward-looking statements. The words “anticipate,” “believe,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “outlook,” “plan,” “predict,” “project,” “target,” “will,” or “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about our strategy, our future operations, our future financial position, our projected costs, our prospects, our plans, objectives of management, our ability to successfully deliver on our commitments to our customers, our ability to deploy new business as planned, our ability to successfully implement new technologies, our ability to complete or integrate acquisitions as planned and to realize the expected benefits from acquisitions, the expected outcome or impact of pending or threatened litigation, and expected market growth. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the factors set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to the Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Unless the context indicates otherwise, references in this Annual Report to “R1 RCM,” “R1,” the “Company” or “company,” “we,” “our,” and “us” mean R1 RCM Holdco Inc. (f/k/a R1 RCM Inc.) ("Old R1 RCM") and its subsidiaries prior to the Holding Company Reorganization completed on June 21, 2022 and described herein, and R1 RCM Inc. (f/k/a Project Roadrunner Parent Inc.) and its subsidiaries, including Old R1 RCM following the Holding Company Reorganization.

Item 1.	Business
Overview
R1 RCM is a leading provider of technology-driven solutions that transform the patient experience and financial performance of healthcare providers. Our services help healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician, and staff satisfaction for our customers.

We achieve these results for our customers by managing healthcare providers’ revenue cycle operations, which encompass processes including patient registration, insurance and benefit verification, scheduling, medical treatment documentation and coding, bill preparation, and collections from patients and payers. We do so by deploying a unique operating model that leverages our extensive healthcare domain experience, innovative technology and intelligent automation, and process excellence. We assist our revenue cycle management (“RCM”) customers in managing their revenue cycle operating costs while simultaneously increasing the maximum potential services revenue they receive. Together, these benefits can generate significant and sustainable improvements in operating margins and cash flows for our customers.

Our largest service offering consists of end-to-end RCM services for health systems, hospitals, and physician groups, which we deploy through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology solutions, and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology solutions, and other resources. Under the operating partner model, our employees are the revenue cycle personnel providing services and we typically control third party vendors either through direct contracts or the assumption of the customer’s vendor contracts. As a result, under the operating partner model we record higher expenses as well as higher revenues related to the negotiated cost to collect. Under the co-managed model, the revenue cycle personnel and third party vendors remain with the customer and those costs do not impact our financial results. For the years ended December 31, 2022, 2021, and 2020, substantially all of our net operating and incentive fees from end-to-end RCM services were generated under the operating partner model.

We also offer modular solutions, allowing customers to engage us to address specific revenue cycle improvement opportunities, such as revenue integrity solutions, practice management (“PM”), accounts receivables and denials recovery, physician advisory services (“PAS”), clinical documentation integrity (“CDI”), coding management, business office services, and patient experience. Our revenue integrity solutions identify missed revenue through our proprietary technology and experienced auditors to assist clients with additional revenue collection and reimbursement accuracy. Our PM services offer administrative and operational support to allow healthcare providers to focus on delivering high quality patient care and outsource non-core functions to us. Our accounts receivable and denials solutions assist clients to collect their most complex and aged receivables to maximize net collections. Our PAS offering assists healthcare organizations to comply with payer requirements regarding whether to classify a hospital visit as an in-patient or an out-patient observation case for billing purposes. Our CDI solution helps customers improve Hospital Compare Star Ratings, which in turn can increase volume and reimbursement. Our coding management offering drives performance, quality, and consistent results via business intelligence and analysis, human capital management, an accountability framework, and a quality management program. Our business office services can help providers with the entire billing function or to specifically recoup revenue that may otherwise be lost by focusing skilled resources in lower priority areas with significant revenue potential. Our patient experience solutions help to streamline patient workflows to improve the bill payment experience.
Segment
All of our significant operations are organized around the single business objective of providing revenue cycle management services for healthcare providers.
We view our operations and manage our business as one operating and reportable segment. All of our net services revenue and trade accounts receivable are derived from healthcare providers domiciled in the United States. The information about our business should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. See Note 20, Segments and Customer Concentrations, to our consolidated financial statements for information regarding our segment and customer concentrations.
Our Services
Drawing on the combination of our extensive healthcare expertise, innovative technology and intelligent automation, and process excellence, we seek to deliver measurable economic value to our customers across our RCM solutions.
End-to-End Revenue Cycle Management Offering
Our largest RCM service offering consists of comprehensive end-to-end RCM services, which address the full spectrum of revenue cycle challenges faced by healthcare providers. Our approach to deliver value for our customers is built on a holistic operating model designed to fit into a healthcare provider’s revenue cycle operations.

This operating model consists of four components:

Technology - Comprehensive revenue cycle workflow & intelligent automation - Our technology integrates across multiple host and payer systems and combines our standard methods, operating metrics, and daily routines into an end-to-end technology platform. Through our intelligent automation, we optimize workflows across front, middle and back-end operations by leveraging a digital workforce and implementing scalable robotic process automation and machine learning.

Workflow - End-to-end workflow differentiated on outcomes - We deploy a fully cataloged, standardized methodology for revenue cycle execution from order intake and scheduling to claim reimbursement. The approach is based on standard structures and rigorous methods, tested and proven in multiple organizations and environments.

Operations - Scaled global delivery model & leading domain expertise - We bring experienced talent across global business services, centralized analytics, and deployment teams who all deliver one operating platform. Our teams understand the missions and unique needs of healthcare organizations and are trained, certified, and continuously developed to deliver on customer revenue cycle needs.
Analytics - Performance monitoring & management system - We use hundreds of operating metrics to drive comprehensive daily accountability and to enable front-line operators to deliver on differentiated business outcomes every single day.
Our RCM service offering is designed to adapt to a provider's organizational structure. We seek to integrate our technology, our personnel, our accumulated body of knowledge, and our culture within each customer’s revenue cycle activities, with the expectation that we will enjoy a long-term collaborative relationship with each customer. Our end-to-end RCM agreements typically span three to ten years. We provide technology and operational support in the form of both on-site management and centralized staffing to deliver improved efficiency and quality across all RCM functions.
Our end-to-end RCM agreements generally provide us with the opportunity to earn net operating fees and incentive fees. Net operating fees include gross base fees we charge our customers for operating the revenue cycle processes included in our agreements less corresponding costs of customers’ revenue cycle operations which we undertake to pay pursuant to our RCM agreements, and agreements on a fixed fee, per-use, and/or volumetric basis. We help our customers reduce their revenue cycle costs by implementing new operational practices, optimizing their technology suite, and deploying more efficient processes. We work with our customers to transfer aspects of their revenue cycle operations to our global business services operations, which typically results in lower operating costs than operating those aspects of the revenue cycle at the customers’ sites.
Incentive fees are performance-based fees related to agreed-upon improvements in our customers’ financial or operating metrics. When using these metrics to calculate this improvement, we typically utilize metrics that are already being tracked based on a defined prior period, or easily calculated from, our or the customers’ respective information systems.

We seek to improve our customers’ processes using a variety of techniques including:

•Gathering Complete Patient and Payer Information. We focus on gathering complete patient information and validating insurance eligibility and benefits so patient care services can be recorded and billed to the appropriate parties. For scheduled healthcare services, we educate patients as to their potential financial responsibilities before receiving care. Through our systems, we maintain an automated electronic scorecard which measures the efficiency of up-front data capture, authorization, billing, and collections throughout the life cycle of any given patient account. These scorecards are analyzed in the aggregate, and the results are used to help improve workflow processes and operational decisions for our customers.
•Improving Claim Filings and Collections. Through our proprietary technology and process expertise, we identify, for each patient encounter, the estimated amount due from the patient and the amount our customer should receive from a health insurance company (“payer”) if terms of the applicable contract with the payer and patient policies are followed. Over time, we compare these amounts with the actual payments collected to help identify which payers, types of medical treatments, and patients represent various levels of payment risk for a customer. Using proprietary algorithms and analytics, we consider actual reimbursement patterns to predict the payment risk associated with a customer’s claims to its payers, and we then direct increased attention and time to the riskiest accounts.

•Identifying Alternative Payment Sources and Providing Flexibility for Patient Balances. We use various methods to find payment sources for uninsured patients and reimbursement for services not covered by payers. Our patient financial screening technology and methodologies often identify federal, state, or private grant sources to help pay for healthcare services. These techniques are designed to ease the financial burden on uninsured or underinsured patients, increase the percentage of patient bills that are actually paid, and improve the total amount of reimbursement received by our customers. For balances that remain due from patients, we provide financing and payment options tailored to the patients’ unique circumstances, minimizing their financial burden and increasing yield for our customers.

•Employing Proprietary Technology and Algorithms. We employ a variety of proprietary data analytics and algorithms. For example, we identify patient accounts with financial risk by applying proprietary analysis techniques to the data we have collected. Our systems are designed to streamline work processes through the use of proprietary algorithms that focus revenue cycle staff effort on those accounts deemed to have the greatest potential for improving net revenue yield or charge capture. We adjust our proprietary predictive algorithms to reflect changes in payer and patient behavior based upon the knowledge we obtain from our entire customer base. As new customers are added and payer and patient behavior changes, the information we use to create our algorithms expands, increasing the accuracy, reliability, and value of such algorithms.

•Using Analytical Capabilities and Operational Excellence. We draw on the experience that we have gained from working with some of the best healthcare provider systems in the United States to train our customers’ staff about new and innovative RCM practices. We use sophisticated analytical procedures to identify specific opportunities to improve business processes.

•Increasing Charge Capture. We are able to help our customers increase their charge capture by implementing optimization techniques and related processes. We use sophisticated analytics software to help improve the accuracy of claims filings and the resolution of disputed claims from payers. We also overlay a range of capabilities designed to reduce missed charges, improve the clinical/reimbursement interface, and produce bills that comply with payer requirements and applicable healthcare regulations.

•Leveraging our Global Business Services Operations. We help our customers increase their revenue cycle efficiency by implementing improved practices, streamlining workflow processes, and outsourcing aspects of their revenue cycle operations to our global business services operations. Examples of services that can be completed at our global business services operations include pre-registration, medical transcription, cash posting, reconciliation of payments to billing records, and patient and payer follow-up. By leveraging the economies of scale and experience of our global business services operations, we believe that we offer our customers better quality services at a lower cost.

We believe that these techniques are enhanced by our proprietary and integrated technology, management experience, and well-developed processes. Our proprietary technology solutions include workflow automation and direct payer connection capabilities that enable revenue cycle staff to focus on problem accounts rather than on manual tasks, such as searching payer websites for insurance and benefits verification for all patients. We employ technology, including intelligent automation, that identifies and isolates specific cases requiring review or action, to automate a host of tasks that otherwise can consume a significant amount of staff time. Our proprietary technology enhances the ability of our customers’ revenue cycle staff to improve their interaction with patients. We use real-time feedback from our customers to improve the functionality and performance of our technology and processes and incorporate these improvements into our service offerings on a regular basis. We strive to apply operational excellence throughout our customers’ entire revenue cycle.

Modular Solutions
Our modular service solutions allow customers to benefit from the tools noted above by engaging us for specific components of end-to-end RCM and expanded service offerings. These service offerings, including revenue integrity solutions, PM, accounts receivables and denials recovery, PAS, CDI, coding management, business office services, and patient experience allow our customers to place their focus on delivering high quality patient care, while outsourcing non-core functions to us. Providing modular solutions allows us to expand our customer base utilizing technology and service offerings which have already been developed.
Business Update

Cloudmed Acquisition

On June 21, 2022, pursuant to the Transaction Agreement and Plan of Merger (the “Transaction Agreement”), dated as of January 9, 2022, among R1 RCM Inc. (f/k/a Project Roadrunner Parent Inc.), R1 RCM Holdco Inc. (f/k/a R1 RCM Inc.), now a wholly-owned subsidiary of the Company (“Old R1 RCM”), Project Roadrunner Merger Sub Inc., formerly a wholly-owned subsidiary of the Company (“R1 Merger Sub”), Revint Holdings, LLC (“Cloudmed”), CoyCo 1, L.P. (“CoyCo 1”), CoyCo 2, L.P. (“CoyCo 2” and, together with CoyCo 1, the “Sellers”), and, solely for certain purposes set forth therein, NMC Ranger Holdings, LLC, we purchased Cloudmed, a leader in Revenue Intelligence™ solutions for healthcare providers, and affiliated entities (collectively, the “Cloudmed entities”), through (i) a merger of R1 Merger Sub with and into Old R1 RCM with Old R1 RCM as the surviving entity, which resulted in Old R1 RCM becoming a wholly-owned subsidiary of the Company (the “Holding Company Reorganization”) and (ii) the Sellers contributing 100% of the equity of a blocker parent corporation of the Cloudmed entities in exchange for an aggregate of 135,929,742 shares of our common stock, subject to certain adjustments following the closing as set forth in the Transaction Agreement (the “Cloudmed Acquisition,” and together with the Holding Company Reorganization, the “2022 Transactions”). For further details on the total consideration paid, refer to Note 2, Acquisitions. In October 2022, we finalized those adjustments, resulting in an additional 55,846 shares issued to the Sellers.

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

Holding Company Reorganization

Pursuant to the Transaction Agreement, immediately prior to the completion of the Cloudmed Acquisition, Old R1 RCM implemented the Holding Company Reorganization, which resulted in us owning all of the capital stock of Old R1 RCM. Each share of Old R1 RCM’s common stock that was issued and outstanding immediately prior to the Holding Company Reorganization was automatically exchanged into an equivalent corresponding share of Company common stock, having the same designations, rights, powers, and preferences and the qualifications, limitations, and restrictions as the corresponding share of common stock of Old R1 RCM being converted. Accordingly, upon consummation of the Holding Company Reorganization, all Old R1 RCM stockholders became stockholders of the Company. Immediately prior to the consummation of the Holding Company Reorganization, the name of Old R1 RCM was changed to “R1 RCM Holdco Inc.” and our name was changed to “R1 RCM Inc.” We are the successor issuer to Old R1 RCM pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The shares of Company common stock, as successor to Old R1 RCM, began trading on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “RCM” on June 22, 2022.

Coronavirus (“COVID-19”) Pandemic

In 2022, we maintained our proactive approach to monitoring, communicating on, and responding to COVID-19 to ensure (1) the health, safety, and well-being of our workforce; (2) uninterrupted and, in many respects, expanded support for our customers and the patients and communities they serve; and (3) business and operational continuity. With ongoing oversight and support from our COVID-19 taskforce, we have actively managed our response to, and coordinated with many of our customer partners regarding, applicable state and federal vaccination requirements.

The impact of COVID-19 is fluid and may continue to evolve. We continue to assess the impact on our business of COVID-19 related events and actively manage our response. For further details on the potential impact of COVID-19 on our business, refer to “Risk Factors,” in Part I, Item 1A of this Annual Report on Form 10-K.

Relationship with Ascension

Since 2016, we have had a long-term strategic partnership with Ascension Health Alliance, the parent of our largest customer and the nation’s largest Catholic and non-profit health system, and TowerBrook Capital Partners (“TowerBrook”), an investment management firm. As part of the ten-year Master Professional Services Agreement (“A&R MPSA”) with Ascension Health (“Ascension”) effective February 16, 2016, we are the exclusive provider of RCM services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension. In addition, in 2016, we issued to TCP-ASC ACHI Series LLLP (“TCP-ASC”), a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook: (i) 200,000 shares of our 8.00% Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock” or “Preferred Stock”) for an aggregate price of $200 million and (ii) a warrant with a term of ten years to acquire up to 60 million shares of our common stock, at an exercise price of $3.50 per share, on the terms and subject to the conditions set forth in the Warrant Agreement (“the Warrant”). The Series A Preferred Stock was immediately convertible into shares of common stock. We refer herein to the foregoing transactions consummated on February 16, 2016 with TCP-ASC and Ascension as the “2016 Transaction”.

On January 15, 2021, TCP-ASC converted all of its 294,266 shares (the “Preferred Shares”) of Preferred Stock into 117,706,400 shares of common stock of the Company, into which the Preferred Shares were convertible pursuant to the Certificate of Designation of the Series A Preferred Stock, and, in consideration to induce the conversion, the Company (i) issued 21,582,800 additional shares of common stock, and (ii) paid TCP-ASC $105.0 million in cash.

On May 27, 2021 and May 28, 2021, the Company issued 16,750,000 shares of common stock to TCP-ASC upon the cashless exercise of a portion of the Warrant to purchase 19,535,145 shares of common stock at an exercise price of $3.50 per share based upon a market value of $24.54 to $24.64 per share as determined under the terms of the Warrant.

There have been subsequent amendments to the A&R MPSA and agreements with Ascension that expanded or modified the RCM services provided to affiliated physician groups. On April 30, 2021, we entered into Amendment No. 5 to the A&R MPSA, effective as of May 1, 2021, extending the agreement to April 30, 2031, among other amendments.

Customers
Our customers typically are healthcare providers, including health systems, hospitals, and physician groups. We seek to develop strategic, long-term relationships with our customers and focus on providers that we believe understand the value of our operating model and have demonstrated success in both the provision of healthcare services and the ability to achieve financial and operational results.

Hospital systems affiliated with Ascension have accounted for a significant portion of our net services revenue each year since our formation. For the years ended December 31, 2022, 2021, and 2020, net services revenue from healthcare providers affiliated with Ascension accounted for 49%, 61%, and 64% of our total net services revenue, respectively.
Customer Agreements
We generally provide our RCM offering pursuant to managed services agreements with our customers. In rendering our services, we must comply with customer policies and procedures regarding charity care, personnel, data security, compliance, and risk management, as well as applicable federal, state, and local laws and regulations. Our end-to-end RCM agreements typically span three to ten years (subject to the parties’ respective termination rights). In general, our end-to-end RCM agreements provide that:
•we are required to staff a sufficient number of our own employees commensurate with the service offering and provide the technology necessary to implement and manage our services;
•in our operating partner relationship model, we are responsible for providing all revenue cycle personnel, technology, and process workflow;
•a portion of our fees are tied to the achievement of certain financial or operating metrics; and
•the parties provide representations and indemnities to each other.
Our agreements for modular solutions generally vary in length between one and three years. Customers pay a contractually negotiated fee for these services on a fixed fee, per-use, contingency or volumetric basis.
Sales and Marketing

The new business opportunities of R1 RCM are generated by our commercial sales and marketing teams with strategic support from executive leadership. Our customer acquisition process leverages traditional and non-traditional techniques to inform the marketplace of our complete range of solutions and our ability to meet customers where they are on their RCM journey. Broad outreach and interest are turned into selling opportunities through a highly targeted sales and marketing pipeline management process backed by demand generation programs that communicate our differentiation of purpose-built technology and deep expertise. Initial interaction with a prospective health system typically begins with a key decision maker and includes a comparison of the potential customer’s historical and projected results versus a standardized improvement model. The next step is a detailed assessment of the prospect’s existing operations versus our model and a review of the potential opportunities to improve revenue cycle performance. We begin negotiations with a standardized contract that is customized, as necessary, after collaborative discussions of operational and management issues and our proposed working relationship. Our sales process for RCM managed services agreements typically lasts six to 18 months from the introductory meeting to the agreement’s execution, and our sales process for our modular solutions typically lasts two to six months.

Technology and Products
Technology and Product Development

Our technology and product development process begins with interaction with the marketplace and understanding of healthcare providers’ and patients’ needs and challenges. Our product management team, working closely with our operations teams, leads these efforts with product development operations facilities in the United States and India. We continue to invest in the improvement of our technology and products in order to enhance the services that we provide our customers. We devote substantial resources to our development efforts and employ a structured process to assess the impact that potential new technologies, products, or enhancements will have on net services revenue, costs, efficiency, and customer satisfaction. The results of this analysis are evaluated in conjunction with our overall corporate goals when making development decisions. In addition to our technology and products development team, our operations personnel play an integral role in setting technology and product priorities in support of their objective of keeping our software operating 24 hours a day, seven days a week.

A key component for continued evolution of our technology is our R1 Technology & Innovation Center. This center was created to evaluate, test, and design new RCM technologies for health systems, hospitals, and physician groups, as well as serve as a client experience center. We use this hub to foster innovation in cutting-edge areas such as the use of robotic process automation to help address high-value and currently unsolved RCM challenges associated with the cost to collect, denials management, and improving the patient’s financial experience.

Another way we accumulate valuable intellectual property that extends our value proposition and competitive advantage is to selectively acquire leading companies in segments most pertinent to solving our customers’ high-value problems. As an example, in 2020 we acquired SCHEDULING.COM, INC. d/b/a SCI Solutions, Inc. (“SCI”) and in 2021 we acquired iVinci Partners, LLC d/b/a VisitPay (“VisitPay”), and have combined their technology capabilities with ours to create a more comprehensive patient and provider self-service platform. In 2022, we acquired Cloudmed and its cloud-based platform that identifies and delivers additional revenue to health system customers. We will continue to assess what new capabilities could be of value to our customers, and plan to regularly evaluate whether we are best suited to develop those capabilities internally, or to obtain them through acquisition of other market-leading technology solution companies.
Proprietary Software Suite
Our integrated suite of RCM technology provides a layer of analytics, rules processing, and workflow capabilities that interface with provider systems to optimize process efficiency and effectiveness. These technologies power the detection of defects on patient accounts and enable staff workflow at point of service areas, customer sites, and our global business services operations. Our technology suite includes but is not limited to:
•“Cloudmed Platform” leverages cloud-based data architecture and provides the ability to process large volumes of demographic, clinical, and financial data from over 500 million patient encounters annually and the flexibility to ingest different types of data from numerous disparate sources and customers. The platform applies machine learning algorithms that analyze data and identify revenue cycle inaccuracies and opportunities, then prices those opportunities in accordance with customer-payer contracts. It includes task automation capabilities to enable our operators to efficiently complete their workflow and reporting capabilities to provide customer insights.
•“R1 Access” powers workflow in customer central business offices and at our scaled global business services centers for pre-registration, financial clearance, and financial counseling. The platform processes patient accounts through proprietary rules engines tuned to identify defects in demographic data, authorization processes, insurance benefits and eligibility, and medical necessity. Our rules engines in R1 Access are also used to calculate patient cost estimates and prior balance accounts receivables. For the uninsured, the platform helps staff triage patients to find coverage for their visit. Our technology enables staff to work on an exception basis eliminating the need for manual intervention on accounts with no exceptions identified.

•“R1 Contact,” our patient contact application, provides the workflow and data for patient contact center representatives. It enables effective financial discussions with patients on outstanding balances. The platform is integrated into our call center, call-routing and auto-dialer capabilities, and facilitates improved outcomes through propriety process and technology approaches.
•“R1 Insight,” our proprietary contract modeling platform, is used to accurately calculate the maximum allowed reimbursement for each claim based upon models of our customer's contract with each payer. This platform is used to provide insight into the health of payer contracts and to power portions of the workflow tools described above.
•“R1 Analytics,” our web-based reporting and analytics platform, produces over 300 proprietary reports derived from the financial, process, and productivity data that we accumulate as a result of our services, which enable us to monitor and identify areas for improvement in the efficacy of our RCM services.
•“R1 Decision” classifies defects in a proprietary nomenclature and distributes data to back-end teams for follow up and resolution according to standard operating processes. Defects are identified and noted on accounts as they occur. The platform, along with our “Yield-Based Follow Up” application, is designed to power customer patient financial services departments and our global business services.
•“R1 Physician Advisor” assists our customers in the initiation of a service request by our PAS team. Our platform allows for the electronic submission, tracking, reviewing, and auditing of patient cases referred to us. The PAS portal environment is established as a secure site that enables us to receive patient records from customer case managers and route them to our physicians for review. This workflow is supported by an analytics engine within the web portal that provides our customers the ability to improve their compliance and workflow with our real time reporting, dashboards, and worklists.
•“R1 Entri” streamlines the interface for patients and physicians within the revenue cycle across all settings of care. It includes enterprise scheduling, self-service appointment management, patient out-of-pocket cost estimation, online pre-registration, financial clearance, authorization automation, and patient payment. The technology includes web-based, mobile-responsive applications for patient and provider self-service, which are all connected to R1’s proprietary rules engines. These rules engines automate the complex tasks necessary to prevent revenue cycle defects and automate the matching of appropriate provider appointment capacity with specific patient needs under any variety of clinical and administrative circumstances.
•“R1 Intelligent Automation” combines robotic process automation, computer vision/optical character recognition, natural language processing, expert rules/machine learning, workflow integration, and analytics to automate processes across the revenue cycle and manage the digital workforce. This platform allows us to bring off-the-shelf automation to solve many of the common revenue cycle workflows, while providing the flexibility to efficiently address client-specific processes. With this technology platform, repetitive transactional processes are automated, delivering operating efficiency and freeing up staff members to focus on higher-order problem solving and higher value-added work. The platform targets a wide range of functions including prior authorization, coding, accounts receivable follow-up, payment posting, and credit balances, among others.
•“R1 Chart Manager” supports patient medical record deficiency management, by evaluating record completeness and optimizing the chart completion workflow. The application creates an intuitive user experience, queuing work by defect and providing visibility to work in process. It allows hand-offs across departments, and tracking of accountability for chart completion, in order to drive velocity and accuracy of the medical record management and coding processes. Customers generally experience improved unbilled AR days and faster cash collection by utilizing the technology.

•“R1 Post” supports the end-to-end cash posting function, including the matching of bank deposits to remittance advices, initiating the posting of the remittance advices within a client’s patient accounting system, balancing these transactions, and providing financial reporting. With this technology, unmatched deposits/remittances or unbalanced transactions are able to be worked on an exception-basis.
•“R1 QA Suite” provides a standardized technology for performing quality assurance across the various operational verticals. The technology provides audit workflow, statistically-driven sampling, domain-specific audit templates, and alerting/staff feedback gathering functionality.
•“R1 Provider Billing & Coding” provides a host system for hospital-based physicians to facilitate coding, insurance billing, accounts receivable/denials management, patient statements, and cash posting functions.
•“R1 Gateway,” our PM portal, provides a single place for practices to view schedules, manage chart deficiencies, access human resource and benefit information, and view practice announcements and notices. This is delivered to physicians and practice staff via a web-based interface and both Android and iOS apps.
These proprietary technology applications run on an integrated platform built on a modern, event-driven architecture and rules engines that enhance integration of systems and operational workflows. Our applications are deployed on a highly-scalable architecture based upon Microsoft and other industry leading platforms. We offer a common experience for end-users and believe the consistent look and feel of our applications allows our customers and staff to use our software suite quickly and easily.
Technology Operations
Our software interacts with our customers’ software through a series of real-time and batch interfaces. We do not require changes to the customer’s core patient care delivery or financial systems. Instead of installing hardware or software in customer locations or data centers, we specify the information that a customer needs to extract from its existing systems in order to interface with our systems. This methodology enables our systems to operate with many combinations of customer systems, including custom and industry-standard implementations.

When these interfaces are in place, we provide a holistic application suite across the healthcare provider's revenue cycle. For our purposes, the revenue cycle starts when a patient registers for future service or arrives at a hospital or clinic for unscheduled service, and ends when the healthcare organization has collected all the appropriate revenue from all possible sources. Thus, we provide eligibility, address validation, skip tracing, charge capture, patient and payer follow-up, analytics and tracking, charge master management, contract modeling, contract “what if” analysis, collections, and other functions throughout the customer’s revenue cycle.

Our core RCM and PAS applications are hosted within enterprise-class, industry-leading, third-party data centers located in Dallas, Texas and Ashburn, Virginia. Our internal financial application suite is hosted in various locations in a U.S.-based cloud model. The third-party partners we use for hosting are compliant with the Statement on Standards for Attestation Engagements, or SSAE, No. 16, Reporting on Controls at a Service Organization (Service Organization Controls 1). We have agreements with our hardware and system software suppliers for support 24 hours a day, seven days a week.

Data and information regarding our customers’ patients reside within the continental U.S. data centers and is encrypted both when transmitted over the internet and at-rest. We have dedicated links for data replication between our primary and secondary production data centers for resiliency and redundancy. We also have data backups that occur at appropriate intervals.

If a combination of events were to cause a system failure, we would follow our IT incident management and IT disaster-recovery processes to isolate the failure and restore services. We believe that no combination of failures by our systems can impact a customer’s ability to deliver patient care because our systems run parallel to the client’s host system, which is the system of record for all patient-related information.

Our third-party data centers are designed to withstand many catastrophic events such as blizzards, hurricanes, and power grid anomalies. To protect against a catastrophic event where our primary data center is destroyed and service cannot be completely restored within a few days, we continuously replicate our data from our primary data center to our secondary data center. In addition, we store backups of our virtual servers, applications, and databases off-site, which would be utilized to make our systems and IT infrastructure operational. We would re-establish operations by pointing to secondary data-center servers and, where appropriate, restoring data from the off-site backups and re-establishing connectivity with our customers’ host systems. There would be minimal changes needed on the customer host systems, and no changes on customer workstations would need to be made for customers to reconnect to our systems.
Information Security

Our priority is protecting our customers’ confidential and protected health information (“PHI”). Our security strategy employs various best practices, multi-layered defenses, and relevant technologies designed to control, audit, monitor, and protect access to sensitive information. Our senior officers, including the Chief Information Officer and Chief Information Security Officer, are responsible for the operation of our information security program and regularly communicate with the Board of Directors (“Board”) Compliance & Risk Management Committee, including with respect to the state of the program, current and evolving threats, compliance with applicable regulations, and other strategic initiatives. In addition, the Audit Committee monitors cybersecurity as it relates to financial and reporting systems and controls. As part of the information security program, we employ a National Institute of Standards Technology (“NIST”) -based cybersecurity strategy and framework with real-time 24x7 threat monitoring, active testing protocols, independent third-party audits and assessments, defense-in-depth approach, and continual workforce training. Further, we rigorously investigate cybersecurity risks and threats to address and ensure mitigation, resolution, and process improvement efforts in a timely manner.

The design and operating effectiveness of controls relevant to our applications and systems are independently audited through Service Organization Control 2 (“SOC 2”) Type 2 security audits. These nationally recognized examinations are conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants (“AICPA”). We also receive independent Health Insurance Portability and Accountability Act (“HIPAA”) Security Rule risk assessments aimed at reviewing administrative, physical, and technical safeguards to protect the confidentiality, integrity, and availability of electronic protected health information (“ePHI”). We believe these activities demonstrate our commitment to secure private healthcare information and appropriately manage risk.
Competition
The market for our solutions is highly competitive and we expect competition to intensify in the future. We believe that competition for the services we provide is based primarily on the following factors:
•knowledge and understanding of the complex healthcare payment and reimbursement system in the United States;
•a track record of delivering revenue improvements and efficiency gains for healthcare organizations while enhancing patient satisfaction;
•predictable and measurable results;
•the ability to deliver a solution that is fully-integrated along each step of a healthcare organization's revenue cycle operations;
•cost-effectiveness, including the breakdown between up-front costs and pay-for-performance incentive compensation;
•reliability, simplicity, and flexibility of technology platforms;

•understanding of the healthcare industry’s regulatory environment; and
•sufficient and scalable infrastructure and financial stability.

We face competition from various sources, including other end-to-end RCM providers and the internal RCM departments of healthcare organizations. Healthcare providers that previously have made internal investments in their RCM departments sometimes choose to continue to rely on their own internal RCM staff.
We also compete with several categories of external market participants, most of which focus on specific components of the healthcare revenue cycle. External market participants include:
•software vendors and other technology-supported RCM business process outsourcing companies;
•traditional consultants; and
•information technology outsourcers.
These types of external participants also compete with us in the field of modular solutions.
Government Regulation
The customers we serve are subject to a complex array of federal and state laws and regulations. These laws and regulations may change rapidly and unpredictably, and it frequently is unclear how they apply to our business. We devote significant efforts through continuous review, analysis, monitoring and training of personnel to establish and maintain compliance with all regulatory requirements that we believe are applicable to our business and the services we offer.
Government Regulation of Health Information

Privacy and Security Regulations. The Administrative Simplification Provisions of HIPAA and its implementing regulations include substantial restrictions and requirements with respect to the use and disclosure of a subset of individually identifiable health information, referred to as PHI, and require covered entities, including health plans, healthcare clearinghouses, and most healthcare providers, to implement administrative, physical, and technical safeguards to protect the confidentiality, integrity, and availability of electronic PHI maintained or transmitted by them or by others on their behalf.

Certain provisions of the privacy and security regulations promulgated pursuant to HIPAA apply to business associates (i.e., entities that perform functions on behalf of, or provide services to, covered entities involving the handling of PHI), and business associates are subject to direct liability for violation of these provisions. Violations of the HIPAA privacy and security regulations may result in criminal penalties and in substantial civil penalties per violation. The civil penalties are adjusted annually based on updates to the consumer price index. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA if the business associate is found to be an agent of the covered entity. Most of our customers are covered entities and we are a business associate to many such customers under HIPAA as a result of our contractual obligations to perform certain functions on behalf of, and provide certain services to, those customers. As a business associate, we sometimes also act as a clearinghouse in performing certain functions for our customers.

In order to provide our covered entity customers with services that involve the use or disclosure of PHI, HIPAA requires our customers to enter into business associate agreements with us. Among other things, such business associate agreements (i) dictate how we may use and disclose PHI, (ii) require us to implement reasonable administrative, physical, and technical safeguards to protect PHI from misuse, (iii) report security incidents and other improper uses or disclosures of PHI, and (iv) impose these same obligations through agreements with our agents and subcontractors that have access to PHI.

Transaction Requirements. In addition to privacy and security requirements, HIPAA requires that certain electronic transactions related to healthcare billing be conducted using uniform electronic data transmission standards and code sets for certain healthcare claims and payment transactions submitted or received electronically. We are contractually required to structure and provide our services in a way that supports our customers’ HIPAA compliance obligations.

Data Security and Breaches. In recent years, there have been well-publicized data breach incidents involving the improper dissemination of personal health and other information of individuals, both within and outside of the healthcare industry. Covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay but not to exceed 60 days after discovery of the breach by a covered entity or its agents. Notification also must be made to the U.S. Department of Health & Human Services (“HHS”) and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. Impermissible uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability that the unsecured PHI has been compromised. Various state laws and regulations also may require us to notify affected individuals in the event of a data breach involving individually identifiable information. In many cases, these state laws are limited to electronic data, but states increasingly are enacting or considering stricter and broader requirements. In addition, the U.S. Federal Trade Commission (“FTC”) uses its consumer protection authority to initiate enforcement actions in response to data breaches. We have implemented and maintain physical, technical, and administrative safeguards intended to protect all personal data, and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security incidents and data breaches.

State Laws. In addition to HIPAA, many states have enacted patient confidentiality laws that protect against the unauthorized disclosure of confidential medical information, with many others adopting or considering further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we must comply with them even though they may be subject to different interpretations by various courts and other governmental authorities. For example, the California Confidentiality of Medical Information Act (“CMIA”) has several standards that go beyond those set forth under HIPAA and its regulations.

Other Requirements. In addition to HIPAA and its state counterparts, there are numerous laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. For example, the California Consumer Privacy Act of 2018 (“CCPA”) as amended by the California Privacy Rights Act and its implementing regulations afford California residents broad rights over their “personal information” and impose attendant obligations on covered “businesses” and their “service providers.” The CCPA provides for civil penalties for violations, as well as a private right of action for negligent data breaches. Although HIPAA covered data is exempt from the scope of the CCPA, many business associates and covered entities collect personal information from California residents that may fall outside of HIPAA and therefore trigger the CCPA’s requirements. Likewise, Virginia, Colorado, Connecticut and Utah each have broad privacy laws taking effect in 2023. Under those laws, however, business associates are exempt as an entity. It is anticipated that more states will adopt similar legislation in the near future.

We and our customers may be subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. In addition, the FTC increasingly is enforcing the Federal Trade Commission Act, and actively regulating companies to ensure their security policies and controls adequately protect the personal information the organizations collect and maintain against unauthorized access, acquisition, and disclosure. The FTC has issued guidance for, and several states have issued or are considering new regulations to require, holders of certain types of personally identifiable information to implement formal policies and programs to prevent, detect, and mitigate the risk of identity theft and other unauthorized access to or use of such information. Further, federal and state legislation has been proposed, and through rule making or executive action, several states have taken action, to restrict or discourage the disclosure of medical or other personally identifiable information to individuals or entities located outside of the United States.

In addition to data privacy laws and increased regulatory enforcement, there are a number of states that are increasingly focused on regulating the use of artificial intelligence in the context of preventing discriminatory outcomes in the use of artificial intelligence. Due to the nature of our business, and the increased regulatory and enforcement environment concerning the use of artificial intelligence, we may face unique compliance and business challenges.

There are also increased risks from private lawsuits relating to data privacy. There have been recent lawsuits against website owners alleging violations of decades-old surveillance laws and arguing that features such as chat bots, session replay software, and use of voice prints may violate these laws. Although still in their infancy, these cases and their underlying theories may impact our business.
International Laws. In addition to data privacy and security statutes in the United States, privacy laws outside of the United States, including those in the European Union (“EU”) via its General Data Protection Regulation 2016/679 (“GDPR”), data privacy laws in India, and other foreign data privacy and protection legal regimes, such as the Philippines Data Privacy Act, may apply to certain of our activities. The GDPR and similar laws throughout the world impose a number of compliance obligations, including those related to privacy notices, legal bases for processing data, data retention, data security, and the rights of individuals. Violations of these global privacy laws can result in significant penalties and, in some cases, criminal sanction. For example, under the GDPR, fines can be up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. The extent to which our activities and business are subject to the GDPR, or similar laws such as those in the Philippines and in India, depends on the nature of our clients, scope of work and our operational needs and employees in any given jurisdiction.
Government Regulation of Reimbursement
Our customers are subject to regulation by a number of governmental agencies, including those that administer the Medicare and Medicaid programs. Accordingly, our customers are sensitive to legislative and regulatory changes in, and limitations on, government healthcare programs and changes in reimbursement policies, processes, and payment rates. During recent years, there have been numerous federal legislative and administrative actions that have affected government programs, including adjustments that have reduced or increased payments to physicians and other healthcare providers and adjustments that have affected the complexity of our work. For example, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) established a Quality Payment Program (“QPP”) that requires physician groups to track and report a multitude of data relating to quality, clinical practice improvement activities, use of an electronic health record, and cost. Success or failure with respect to these measures may impact reimbursement in future years. Similarly, hospitals participating in the Medicare Value-Based Purchasing Program, which requires the reporting of quality and cost measures, may receive a net decrease in payments. It is possible that the federal or state governments will implement additional reductions, increases, or changes in reimbursement under government programs that will adversely affect our customer base or increase the cost of providing our services. Any such changes could adversely affect our own financial condition by reducing the reimbursement rates of our customers.

On January 30, 2023, the Biden Administration announced plans to end the COVID-19 national emergency and public health emergency (“PHE”) on May 11, 2023. The PHE has been in place since January 31, 2020. If this plan is implemented, a wide array of healthcare policies that our customers have relied upon during the PHE are likely to change. Relatedly, the continuous enrollment provision of the Families First Coronavirus Response Act (“FFCRA”) resulted in growth in Medicaid enrollment during the PHE. Beginning April 1, 2023, states will begin to redetermine the eligibility of Medicaid recipients, which may result in fewer eligible Medicaid recipients. These developments may cause a reduction in the amounts received by our customers and may have an indirect adverse effect on our business.

Other health reform initiatives, such as the No Surprises Act, enacted as part of the Consolidated Appropriations Act, 2021, may impact our customers and procedures surrounding claims processing. The No Surprises Act is intended to address unexpected gaps in insurance coverage that result in “surprise medical bills” when patients unknowingly obtain medical services (such as emergency services) from out-of-network providers. Effective January 1, 2022, the No Surprises Act created additional price transparency requirements, including the requirement that providers send patients and health plans a good faith estimate of the expected charges for furnishing certain items or services. If the actual charges are substantially higher than the estimate, the patient can invoke a dispute resolution process to challenge the higher amount. Further, subject to limited exceptions, the No Surprises Act also prohibits out-of-network providers from charging patients more than the relevant in-network cost sharing amount. At this time, we are unable to assess the effect that the No Surprises Act or its implementing regulations might have on our customers or our business.
Fraud and Abuse Laws
A number of healthcare fraud and abuse laws apply to hospitals, physicians, and others who (i) furnish healthcare services to patients and submit claims for reimbursement to government programs or commercial insurers, and (ii) refer patients to one another. Given the breadth of these laws, they may affect our business, either directly or because they apply to our customers. These laws and regulations include:
False Claims Laws. There are numerous federal and state laws that forbid (i) submitting a false claim, (ii) causing the submission of a false claim, (iii) retaining a known overpayment, or (iv) engaging in similar types of conduct. The federal civil False Claims Act (“FCA”), 31 U.S.C. §3729 et seq., for example, prohibits (i) knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval, or (ii) knowingly making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim. Further, under its so-called “reverse false clams” provision, the FCA imposes liability on any person who knowingly conceals or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the government. An obligation to pay or transmit money or property to the government, in turn, may arise if a person identifies an overpayment and fails to report and return the overpayment to the government within 60 days. Violations of the FCA may result in treble damages and per claim fines ranging from $12,537 to $25,076. The FCA may be enforced by the government or by private whistleblowers under the “qui tam” provisions of the statute. Whistleblowers are entitled to a share of any recovery in an FCA case. Other federal laws, such as those governing the imposition of civil monetary penalties, 42 U.S.C. §1320a-7a, prohibit similar conduct, as do many state laws.
Anti-Kickback Laws. There are numerous federal and state laws that prohibit one person from providing anything of value to another person if one purpose of the arrangement is to induce the payee to refer patients or other business to the payor for services that are covered by a government program (or, in the case of some state laws, a commercial insurer). For example, the federal healthcare program anti-kickback statute (“AKS”), 42 U.S.C. §1320a-7b(b), prohibits one person from “knowingly and willfully” offering or paying any “remuneration” to another person to induce the recipient to (i) refer an individual for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare, Medicaid, or any other federal healthcare program, or (ii) purchase, lease, order, or arrange for or recommend purchasing, leasing, or ordering any good, facility, service, or item for which payment may be made in whole or in part under a federal healthcare program. The AKS also prohibits a person from soliciting or receiving remuneration in exchange for engaging in any of these activities. Violation of the AKS can result in imprisonment, fines, exclusion from participation in federal healthcare programs (“program exclusion”), and exposure under the FCA. Many states have adopted anti-inducement laws similar to the AKS. In some cases, these state laws are narrower than the federal AKS (applying only to certain categories of persons, such as physicians). In other cases, the state laws are broader than the federal AKS (covering inducements to refer not only government program patients and business but commercially insured patients and business as well).

Physician Self-Referral Laws. Under the federal physician self-referral law (or “Stark Law”), 42 U.S.C. §1395nn, if a physician (or one or his or her immediate family members) has a financial relationship with a healthcare provider (such as a hospital), then, in the absence of an applicable exception (i) the physician may not refer Medicare beneficiaries to that provider for certain so-called “designated health services,” and (ii) in the event of such a referral, the provider may not bill Medicare, the beneficiary, or any other person for those services. Violations of the referral and billing prohibitions of the Stark Law can result in civil monetary penalties, program exclusion, and exposure under the FCA. Many states have their own physician self-referral laws. These state laws vary widely, in some cases being narrower, and in other cases broader, than the Stark Law.
Healthcare fraud and abuse laws, such as those described above, apply to many of our customers and, under some circumstances, could apply to us. Although we believe that our practices and our customers’ practices are generally in compliance with these laws, we cannot be certain that governmental officials or others will not assert otherwise.
Emergency Medical Treatment and Labor Act
The federal Emergency Medical Treatment and Labor Act (“EMTALA”) was enacted to ensure public access to emergency services regardless of a patient’s insurance status or ability to pay. Specifically, EMTALA requires Medicare-participating hospitals to conduct an appropriate medical screening examination of every individual who presents to the hospital’s emergency room for treatment. If the individual is suffering from an emergency medical condition, the hospital must either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer an individual or if the hospital delays appropriate treatment in order to first inquire about the individual’s ability to pay. Sanctions for violating EMTALA include program exclusion and civil monetary penalties. These civil monetary penalties are adjusted annually based on updates to the consumer price index. In addition, the law creates a private right of action for any individual who suffers personal harm as a direct result of a violation of the law. A hospital that suffers a financial loss as a direct result of another hospital’s violation of the law also has a similar right.
EMTALA generally applies to our customers that are Medicare-participating hospitals, and we assist our customers with the intake of their patients. Although we believe that our customers’ practices generally are in compliance with the law and applicable regulations, we cannot be certain that governmental officials or others will not assert that we or our customers are in violation of EMTALA nor can we predict what obligations may be imposed by regulations to be issued in the future.
Laws Limiting Assignment of Reimbursement Claims
Various federal and state laws limit whether and the extent to which claims for reimbursement from a government program can be assigned (by a patient to a provider) or reassigned (by one provider to another person). We do not believe that our customers reassign their claims for Medicare or Medicaid reimbursement to us. Any determination to the contrary, however, could adversely affect our ability to be paid for the services we provide to our customers, require us to restructure the manner in which we are paid, or have further regulatory consequences.

Regulation of Debt Collection Activities
The federal Fair Debt Collection Practices Act (“FDCPA”) regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Certain of our accounts receivable activities may be deemed to be subject to the FDCPA. The FDCPA establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place, and manner of such communications. Further, it prohibits harassment or abuse by debt collectors, including the threat of violence or criminal prosecution, obscene language, or repeated telephone calls made with the intent to abuse or harass. The FDCPA also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt and sets forth specific procedures to be followed when communicating with such third parties for purposes of obtaining location information about the consumer. In addition, the FDCPA contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. Finally, the FDCPA imposes certain limitations on lawsuits to collect debts against consumers.

Debt collection activities are also regulated at the state level. Most states have laws regulating debt collection activities in ways that are similar to, and in some cases more stringent than, the FDCPA. In addition, some states require companies engaged in the collection of consumer debt to be licensed. In all states where we operate, we believe that we (1) currently hold all required licenses, (2) are in the process of requesting and retaining all applicable licenses, or (3) are exempt from licensing.
Certain of our activities also may be subject to the Telephone Consumer Protection Act (“TCPA”). In the process of communicating with our customers’ patients, we use a variety of communications methods. The TCPA may, depending on the nature of the communication, place certain restrictions on companies that place telephone calls to consumers.
The FTC has the authority to investigate consumer complaints relating to the FDCPA and the TCPA, and to initiate or recommend enforcement actions, including actions to seek monetary penalties. State officials typically have authority to enforce corresponding state laws. In addition, affected consumers may bring suits, including class action suits, to seek monetary remedies (including statutory damages) for violations of the federal and state provisions discussed above.
Regulation of Credit Card Activities
We process, on behalf of our customers, credit card payments from their patients. Various federal and state laws impose privacy and information security laws and regulations with respect to the use of credit cards. If we fail to comply with these laws and regulations or experience a credit card security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to additional legal or financial risk as a result of non-compliance.
Foreign Regulations
Our international operations are subject to additional regulations that govern the creation, continuation, and winding up of companies, as well as the relationships between the shareholders, the company, the public, and the government.
Intellectual Property
We rely upon a combination of patent, trademark, copyright, and trade secret laws and contractual terms and conditions to protect our intellectual property rights, and have sought patent protection for aspects of our key innovations.

We have been issued seven U.S. patents which expire between 2028 and 2036, upon payment of U.S. Patent maintenance fees, and we have three additional pending U.S. patent applications related to front end user interface processing, predictive data evaluation, and systems and methods for linking accounts. Legal standards relating to the validity, enforceability, and scope of protection of patents can be uncertain. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our patent applications may not result in the grant of patents with the scope of the claims that we seek, if at all, or the scope of the granted claims may not be sufficiently broad to protect our products and technology. Our seven granted patents or any patents that may be granted in the future from pending or future applications may be opposed, contested, circumvented, designed around by a third party, or found to be invalid or unenforceable. Third parties may develop technologies that are similar or superior to our proprietary technologies, duplicate, or otherwise obtain and use our proprietary technologies or design around patents owned or licensed by us. If our technology is found to infringe any patent or other intellectual property right held by a third party, we could be prevented from providing our service offerings or subjected to significant damage awards.
We also rely, in some circumstances, on trade secrets to protect our technology. We control access to and the use of our application capabilities through a combination of internal and external controls, including contractual protections with employees, customers, contractors, and business partners. We license some of our software through agreements that impose specific restrictions on our customers’ ability to use the software, such as prohibiting reverse engineering and limiting the use of copies. We also require employees and contractors to sign non-disclosure agreements and invention assignment agreements to give us ownership of intellectual property developed in the course of working for us.

Consistent with common industry practices, we occasionally utilize open source software or third party software products to meet our clients' needs.
Financial Information About Geographic Areas
    All of our customers are entities organized and located within the United States. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements for information regarding the location of our long-lived assets.
Human Capital Management
As of December 31, 2022, we had approximately 27,800 employees. Of these employees, approximately 12,400 full-time and 600 part-time employees were located in the U.S., and approximately 14,800 full-time employees were located internationally. Our employees are not represented by a labor union, and we consider our current employee relations to be strong.
R1 recognizes that attracting, motivating and retaining diverse talent at all levels is vital to continuing our success. By fostering a talent focused and inclusive culture, we believe we will have more engaged associates, which will further enhance our ability to support R1’s customers and protect the long-term interests of our stakeholders and stockholders. We invest in our employees through high-quality benefits and various health and wellness initiatives, and offer competitive compensation packages, which are also designed to ensure fairness in internal compensation practices. We adhere to our Code of Integrity, which emphasizes our four guiding compliance principles of integrity, accountability, collaboration, and vigilance.

To further engage and incentivize our workforce, we provide a wide range of career development opportunities to support and motivate our employees to operate at their best and succeed. These opportunities include but are not limited to a role-based R1 Certification Program for our hourly staff and R1 Leadership Experience programs for high potential associates at each level of the organization, designed to develop their leadership capabilities. For example, our Launch program is designed to accelerate the development of recent college graduates. Launch participants rotate across our business as a cohort group with opportunities for mentoring and leadership interaction. In 2021, we launched R1 Aspire, an immersive eLearning catalog that provides engaging and easy to use content, technology, and programs for all our associates. For professional recognition of our associates, our R1 Stars program provides leaders and fellow associates the opportunity to recognize one another for their contributions. In 2022 alone, approximately 49,800 recognition awards were given to associates globally through R1 Stars.
R1 is committed to being a company where everyone is included and valued for their unique strengths, afforded an opportunity to grow and develop, and empowered to bring their full selves to work. Our long term Inclusion and Diversity (“I&D”) goals are to achieve:
•50% gender diversity in senior leadership roles (Global)
•30% racial/ethnic diversity in our senior leadership (US)
•90% average associate favorability on I&D (via I&D specific questions in our annual engagement survey)

To ensure progress against our goals, our I&D strategy focuses on three key areas: Leadership Accountability & Pipeline, Inclusive Culture, and Associate Involvement in our programs. In 2022, to create more transparency around our strategy and progress for all associates, we continued to publish our quarterly internal I&D scorecard. Our scorecard measures progress on in-year initiatives, including tracking senior leaders with I&D goals, diverse slates for open senior roles, and the percentage of open roles filled with diverse talent. In 2022, we expanded our I&D keynote sessions. We also received a 100% score on the Human Rights Campaign's Corporate Equality Index, a national benchmarking tool on corporate policies, practices and benefits pertinent to lesbian, gay, bisexual, transgender, and queer employees.
Each year, we gauge our employees’ level of engagement and satisfaction by conducting engagement surveys with the assistance of a third-party. As a part of this process, we solicit feedback from employees on career and development opportunities, benefits, well-being, and comfort in reporting behavior that does not align to our Code of Integrity. We also ask for feedback about their people leader’s effectiveness and ability to foster a more inclusive and diverse workplace. In 2022, 79% of R1 associates participated in the engagement survey, and we are utilizing their direct input to proactively address feedback in the areas of ongoing career development and employee growth initiatives.
At R1, we are committed to making a meaningful impact in our communities by focusing on community service and volunteerism related to health, education, and human services. Our Helping Hands program demonstrates our commitment to continue being a good corporate citizen everywhere we operate, serve, and live. We empower our employees to look beyond themselves and reach out to identify and address social issues in their communities. As a part of that commitment, we provide full-time U.S. employees with 16 hours and part-time U.S. employees with 8 hours of paid time off to participate in volunteer activities during normal business hours. In 2022, we supported over 1,700 community organizations and contributed over 19,500 volunteer hours.
Corporate Information
We were incorporated in Delaware in 2003 as Healthcare Services, Inc. and were named Healthcare Services, Inc. from July 2003 until August 2009, when we changed our name to Accretive Health, Inc. We operated under the name Accretive Health until January 5, 2017, when we changed our name to R1 RCM Inc. Immediately prior to the consummation of the Holding Company Reorganization on June 21, 2022, the name of Old R1 RCM was changed to “R1 RCM Holdco Inc.” and our name was changed to “R1 RCM Inc.” We are the successor issuer to Old R1 RCM pursuant to Rule 12g-3(a) under the Exchange Act. Our principal executive offices are located at 434 W. Ascension Way, 6th Floor, Murray, Utah 84123, and our telephone number is (312) 324-7820.

Information Availability
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and all amendments and exhibits to those reports are available free of charge on our website at www.r1rcm.com under the “Investor Relations” page as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise. Our reports filed with the SEC are also made available on its website at www.sec.gov.

Item 1A.	Risk Factors
Risks Relating to our Operations and Service Offering
We operate in a highly competitive industry, and our current or future competitors may be able to compete more effectively than we do, which could have a material adverse effect on our operating results, growth rates and market share.
The market for our solutions is and will continue to be highly competitive. The rapid changes in the U.S. healthcare market resulting from pressures to reduce healthcare cost inflation and regulatory and legislative initiatives are increasing the level of competition. We face competition from internal RCM departments and external participants. External participants that are our competitors include end-to-end RCM providers, software vendors and other technology-supported RCM business process outsourcing companies, traditional consultants, and information technology outsourcers. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulations, or customer requirements. We may not be able to compete successfully with these companies, and these or other competitors may introduce technologies or services that render our technologies or services obsolete or less marketable. Even if our technologies and services are more effective than the offerings of our competitors, our competitors may offer similar solutions at a lower price, which may cause our customers to choose our competitors’ solutions over ours. Increased competition is likely to result in pricing pressures, which could adversely affect our operating results, growth rate, or market share. Even if we have a good relationship and strong performance history with a customer, open and competitive bidding practices mean we may not be awarded the renewal business or may have to aggressively price our services to be successful.
The markets for our RCM service offering may develop more slowly than we expect.
Our success depends, in part, on the willingness of healthcare organizations to implement integrated solutions for the areas in which we provide services. Some organizations may be reluctant or unwilling to implement our solutions for a number of reasons, including failure to perceive the need for improved revenue cycle operations, lack of knowledge about the potential benefits our solutions provide, concerns over the cost of using an external solution, or as a result of investments or planned investments in internally developed solutions, choosing to continue to rely on their own internal resources.
Delayed or unsuccessful implementation of our technologies or services with our customers or implementation costs that exceed our expectations may adversely affect our operating results.
In periods during which we add new customers, our operating costs are typically higher because we incur expenses to integrate our solutions with our customers’ existing patient accounting and clinical systems. The implementation process varies from customer to customer, and we may face unanticipated challenges, including failure to obtain approvals or access rights from our customers’ vendors in a timely manner or at all. If the implementation process is not executed successfully or is delayed, our relationships with our customers and our operating results may be adversely affected. Implementation of our solutions also requires us to integrate our employees into customer’s operations. Depending on our customers’ implementation needs, we may be required to devote a larger number of our employees than anticipated, which may increase our costs and adversely affect operating results.

We may be liable to our customers or third parties if errors occur during the provision of our services, or if we fail to maintain high service levels, our anticipated net services revenue may be lower.
The services we offer are complex and involve numerous manual and automated touchpoints with patients, providers and payers, which inherently creates a higher error risk. Errors can result from the interface of our proprietary technology applications and a customer’s existing technologies or we may make human errors in any aspect of our service offerings. The costs incurred in correcting any significant errors may be substantial and could adversely affect our operating results. Our customers, or third parties such as our customers’ patients, may assert claims against us alleging that they suffered damages due to our errors, and such claims could subject us to significant legal defense costs in excess of our existing insurance coverage and adverse publicity regardless of the merits or eventual outcome of such claims. In addition, if we are unable to maintain high service levels and our customers fail to achieve agreed upon improvement in financial or operating metrics, the incentive fee payments to us from such customers may be lower than anticipated.
Our business operations currently include the collection, on behalf of our customers, of medical co-pays and other payments that are due to our customers from their patients. This business practice has been perceived negatively by the public and this negative perception has adversely affected and may continue to adversely affect our business, operating results, and financial condition.
We currently collect, on behalf of our customers, medical co-pays and other non-defaulted payments that are due to our customers from their patients, pursuant to managed services agreements with our customers. Collection of these payments from patients may become a more significant part of our RCM services as industry trends continue to increase patient responsibility as a percentage of total compensation to healthcare providers. This business practice, which has been negatively perceived by the public, has made it more difficult to retain existing customers and attract new customers, extended the time it takes to enter into service agreements with new customers, and resulted, and may continue to result, in a material adverse effect on our business, operating results, and financial condition.
Negative public perception and proposed legislation in the United States regarding offshore outsourcing may increase the cost of delivering our services.
Offshore outsourcing is a politically sensitive topic in the United States. For example, various organizations and public figures in the United States have expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in the United States. Current or prospective customers may elect to perform such RCM services themselves or may be discouraged from transferring these services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends towards offshore outsourcing would increase the cost of delivering our services if we had to relocate aspects of our services from our global business services operations to the United States, where operating costs are higher.
In the United States, federal and state legislation has been proposed, and in several states enacted, to restrict or discourage U.S. companies from outsourcing their services to companies outside the United States. Further, through rule making or executive action, some states have imposed limitations on offshore outsourcing of administrative services for the Medicaid program. It is possible that additional legislation could be enacted or regulatory guidance issued that would restrict U.S. private sector companies that have federal or state government contracts, or that receive government funding or reimbursement, such as Medicare or Medicaid payments, from outsourcing their services to offshore service providers. Any changes to existing laws or the enactment of new legislation restricting offshore outsourcing in the United States may adversely affect our ability to do business, particularly if these changes are widespread, and could have a material adverse effect on our business, operating results, financial condition, and cash flows.

Risks Relating to our Customers
If we are unable to retain our existing customers or acquire new customers, our operating results could be adversely affected.
Our future financial performance depends upon the retention of our customers and our ability to acquire new customers. We earn net services revenue primarily from managed services agreements pursuant to which we receive performance-based fees. Our profitability on customer agreements increases over time, as we integrate our systems, processes, and procedures with our customers. Customers can elect not to renew their managed services agreements with us upon expiration. Certain customer agreements permit early termination for convenience, subject to a notice period. If a customer does not renew or terminates a managed services agreement for any reason, we may not recognize sufficient revenue from that customer prior to the non-renewal or termination to offset the implementation costs associated with that customer.
Some of our managed services agreements require us to adhere to extensive, complex data security, network access, and other institutional procedures and requirements of our customers, and we cannot guarantee that some of our customers will not allege that we have not complied with all such procedures and requirements. Factors external to us and beyond our control, including but not limited to cyber attacks, failures of a contracted vendor, or regulatory changes, may cause a failure to perform under a contract. If a breach of a managed services agreement occurs or there is an actual or perceived service level performance failure, we may be liable to the customer for damages or may need to allocate additional resources or incur additional costs to resolve the breach that has arisen, and either we or the customer may generally terminate an agreement for a material uncured breach by the other.
Increasing consolidation within the healthcare provider industry may also make it more difficult for us to acquire new customers and retain existing customers, as consolidated healthcare systems may be more likely to have incumbent revenue cycle management providers or significant internal revenue cycle capabilities. For example, certain of our smaller customers ceased to be customers after being acquired by larger healthcare systems.
We face a selling cycle of variable length to secure new RCM operating partner agreements, making it difficult to predict the timing of specific new customer relationships and related revenue.
We face a selling cycle of variable length, typically spanning six to 18 months or longer, to secure a new managed services agreement. Even if we succeed in developing a relationship with a potential new customer, we may not be successful in entering into a managed services agreement with that customer. In addition, we cannot accurately predict the timing of entering into managed services agreements with new customers due to the complex procurement decision processes of most healthcare providers, which often involves high-level management or board committee approvals. Due to our variable selling cycle length, we have only a limited ability to predict the timing of specific new customer relationships, which affects our ability to predict future revenues and cash flows.
The imposition of legal responsibility for obligations related to our customers’ employees could adversely affect our business and subject us to liability.
Under our co-management model, we work with customers’ employees engaged in the activities included in the scope of our services. Our co-management model agreements establish the division of responsibilities between us and our customers for various personnel management matters, including compliance with and liability under various employment laws and regulations. We could, nevertheless, be found to have liability with our customers for actions against or by employees of our customers, including under various employment laws and regulations, such as those relating to discrimination, retaliation, wage and hour matters, occupational safety and health, family and medical leave, notice of facility closings and layoffs and labor relations, and any such liability could result in a material adverse effect on our business.

Risks Relating to our Cybersecurity and Technology
If our information technology security measures are breached or fail, resulting in unauthorized access to customer data, our service may be perceived as not being secure, which could impact our ability to attract new customers, cause a loss of revenues from current customers due to penalties or contract termination, or cause us to incur significant liabilities.
Our services involve the storage and transmission of customers’ proprietary information and protected health, financial, payment, and other personal information of patients. We rely on proprietary and commercially available systems, software, tools, and monitoring, as well as other processes, to provide security for processing, transmission, and storage of such information. Due to the sensitivity of this information, the effectiveness of such security efforts is very important. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance, or otherwise, someone may be able to obtain unauthorized access to customer or patient data. Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries, and other events or developments may facilitate or result in a compromise or breach of our computer systems.Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, and we may be unable to anticipate these techniques or to implement adequate preventive measures. Our security measures may not be effective in preventing these types of activities, and the information technology security measures of our third-party data centers and service providers may not be adequate.
To date, cyber attacks have not had a material impact on our business, operating results, or financial condition; however, we could suffer material losses in the future as a result of cyber attacks, and we are not able to predict the severity of these attacks. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the ongoing shortage of qualified cybersecurity professionals, and the interconnectivity and interdependence of third parties to our systems. In addition, ransomware attacks have been a common threat impacting healthcare organizations. The occurrence of a cyber attack, breach, ransomware attack, unauthorized access, misuse, computer virus or other malicious code, or other cybersecurity event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss, or destruction of confidential information that belongs to us or our customers or PHI that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of such an event could also result in damage to our software, computers, or systems, or otherwise cause interruptions or malfunctions in our, our customers’, or third parties’ operations. If a breach of our information technology security occurs, we could face damages for contract breach, penalties for violation of applicable laws or regulations, possible lawsuits by individuals affected by the breach, and significant remediation costs and efforts to prevent future occurrences. Although we currently carry insurance coverage to protect ourselves against some of these risks, our inability to continue to obtain such insurance coverage at reasonable costs could also have a material adverse effect on us. In addition, whether there is an actual or a perceived breach of our information technology security, the market perception of the effectiveness of our security measures could be harmed and we could lose current or potential customers.
Additionally, cybersecurity has become a top priority for regulators around the world, and every state in the U.S. has laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their PII. In addition, in the U.S., the SEC has proposed rules for mandatory disclosure of cybersecurity incidents suffered by public companies, as well as cybersecurity governance and risk management. Any failure or perceived failure by us to comply with these laws may subject us to enforcement action or litigation, any of which could harm our business.

Disruptions in service or damage to our global business services centers or third-party operated data centers could adversely affect our business.
Our global business services centers and third-party operated data centers are essential to our business. Our operations depend on the availability of our global business service centers and their operating effectiveness in maintaining and protecting our applications, which are located in data centers that are operated and controlled by third parties. In addition, our information technologies and systems, as well as our data centers and global business services centers, are vulnerable to damage or interruption from various causes, including (1) natural disasters, war, acts of terrorism, and public health events, including the COVID-19 pandemic, and (2) power losses, computer systems failures, internet and telecommunications or data network failures, operator error, losses of and corruption of data, and similar events.We have a global business resiliency program and maintain insurance against fires, floods, other natural disasters, and general business interruptions to mitigate the adverse effects of a disruption, relocation, or change in operating environment at one of our data centers or global business services centers, but the situations we plan for and the amount of insurance coverage we maintain may not be adequate in every case. In addition, the occurrence of any of these events could result in interruptions, delays, or cessations in service to our customers, or in the direct connections we establish between our customers and payers. Any of these events could impair or inhibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers, and adversely affect our financial condition and operating results.

In addition, despite the implementation of security measures, our infrastructure, data centers, global business services centers, or systems that we interface with, including the internet and related systems, may be vulnerable to intrusion, improper employee or contractor access, programming errors, computer viruses, malicious code, phishing attacks, denial-of-service attacks, or other cyber attacks and information security threats by third parties seeking to disrupt operations or misappropriate information or similar physical or electronic breaches of security. Any of these can cause system failure, including network, software, or hardware failure, which can result in service disruptions. As a result, we may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by such breaches.

We rely on third-party providers, such as Microsoft Azure, for cloud infrastructure and other technology services, and any disruptions in or interference with our use of such services could adversely affect our business, operating results, and financial condition.

As a result of our acquisition of Cloudmed, we face risks associated with utilizing cloud-based infrastructure. Failure of third-party providers to provide adequate cloud-based data infrastructure and other technology-related services to us could result in significant loss of revenue, or frequent or prolonged interruptions of these services. Interruptions could also cause users to perceive our services as not functioning properly. We have limited control over these third parties and cannot provide assurance that we will be able to maintain satisfactory relationships with these third parties on acceptable commercial terms or that the quality of services provided will remain at the levels needed to enable us to conduct our business effectively, which could adversely affect our business, operating results, and financial condition.

Moreover, our cloud infrastructure providers and other providers of services, systems and technologies have no obligations to renew their agreements with us on commercially reasonable terms, or at all, and it is possible that we will not be able to switch our operations to another provider in a timely and cost effective manner should the need arise. If we are unable to renew our agreements with these providers on commercially reasonable terms, or if in the future we add new data center facility or other providers, we may face additional costs, expenses or downtime, which could adversely impact our business, operating results, and financial condition.

Risks Relating to our Employees
If we are unable to attract, hire, integrate, and retain key personnel and other necessary employees, our business could be harmed.
Our future success depends in part on the continued contributions of our executive officers and other key personnel, each of whom may be difficult to replace. The loss of services of any of our executive officers or key personnel, or the inability to continue to attract qualified personnel, could have a material adverse effect on our business.
To manage potential future growth, we will need to hire, integrate, and retain highly skilled and motivated employees, and will need to work effectively with a growing number of customer employees engaged in revenue cycle operations. Competition for the caliber and number of employees we require is intense. We may face difficulty identifying and hiring qualified personnel at compensation levels consistent with our existing compensation and salary structure. In addition, we invest significant time and expense in training each of our employees, which increases their value to competitors who may seek to recruit them. Under the terms of our operating partner model agreements, we expect to transition a significant number of our customers’ revenue cycle management employees to our employment. We may experience difficulties in integrating and retaining these employees. We employ a significant number of personnel internationally and expect continued international growth. Significant growth in the technology sector in India has increased competition to attract and retain skilled employees and has led to a commensurate increase in compensation expense. If we fail to retain our employees, we could incur significant expenses in hiring, integrating, and training their replacements, and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business.
Our growing global business services operations expose us to risks that could have a material adverse effect on our operating costs.
Our reliance on an international workforce exposes us to business disruptions caused by the political and economic environment in those regions. Terrorist attacks and acts of violence or war may directly affect our facilities and workforce or contribute to general instability. Our global business services operations require us to comply with local laws and regulatory requirements, which are complex and of which we may not always be aware, and expose us to foreign currency exchange rate risk. Our global business services operations may also subject us to trade restrictions, reduced or inadequate protection for intellectual property rights, security breaches, and public health events, including the COVID-19 pandemic, and other factors that may adversely affect our business. Negative developments in any of these areas could increase our operating costs or otherwise harm our business.
Risks Related to Ascension and the 2016 Transaction
Healthcare providers affiliated with Ascension currently account for a significant portion of our net services revenue. The early termination of our A&R MPSA with Ascension would have a material adverse effect on our business, operating results, and financial condition.
Healthcare providers affiliated with Ascension have accounted for a significant portion of our net services revenue each year since our formation. In 2022, 2021, and 2020, net services revenue from healthcare providers affiliated with Ascension represented 49%, 61%, and 64% of our total net services revenue, respectively. The early termination of the A&R MPSA or a reduction in our fees due to reduced business at Ascension could have a material adverse effect on our business, operating results, and financial condition.

Our agreement with Ascension requires us to offer to Ascension service fees that are at least as low as the fees we charge any other customer receiving comparable services at comparable or lower volumes.
Our A&R MPSA with Ascension requires us to offer to Ascension's affiliated healthcare providers fees for our services that are at least as low as the fees we charge any other customer receiving comparable services at lower volumes. If we were to charge lower service fees to any other customer receiving comparable services at lower volumes, we would be obligated to charge such lower fees to the hospital systems affiliated with Ascension effective as of the date such lower charges were first implemented for such other customer. If we offer customers lower rates as discussed above, it could have a material adverse effect on our operating results and financial condition.
Risks Related to Ownership of Our Common Stock
TCP-ASC and New Mountain Capital are significant shareholders in R1 and may have conflicts of interest with us or other stockholders in the future.
TCP-ASC and certain entities affiliated with New Mountain Capital (collectively, the “Principal Stockholders”) beneficially own approximately 62% of our common stock as of February 14, 2023, which means that the Principal Stockholders control the vote of all matters submitted to a vote of our Board or stockholders, which will enable them to control the election of the members of our Board and all other corporate decisions. Even when the Principal Stockholders cease to own shares of our common stock representing a majority of the total voting power, for so long as the Principal Stockholders continue to own a significant portion of our common stock, they will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. The concentration of ownership could deprive our other stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.
The interests of the Principal Stockholders and their affiliates may differ from our other stockholders in material respects. For example, the Principal Stockholders may have an interest in pursuing acquisitions, divestitures, financings, or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to other stockholders. Additionally, Ascension is an affiliate of TCP-ASC and as our largest customer Ascension’s interests may differ from other stockholders’ interests. The Principal Stockholders, their affiliates, and their advisors are also in the business of making or advising on investments in companies, and may from time to time in the future, acquire interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. They may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Due to the Principal Stockholders’ ownership level, certain actions of the Principal Stockholders or their affiliates could negatively impact our stock price. Other stockholders should consider that the interests of the Principal Stockholders or their affiliates may differ from theirs in material respects.

The trading price of our common stock has been and may continue to be highly volatile.
Since March 1, 2020, our common stock has traded at a price per share as high as $31.28 and as low as $6.71. The trading price of our common stock may be highly volatile in the future and could be subject to wide fluctuations in response to various factors. In addition to the risks described in this section, factors that may cause the market price of our common stock to fluctuate include: fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us; changes in estimates of our financial results or recommendations by securities analysts, if any, who cover our common stock, or failure to meet expectations of such securities analysts; the loss of service agreements with customers; lawsuits filed against us by governmental authorities or stockholders; unfavorable publicity concerning our operations or business practices; investors’ general perception of us; changes in local, regional or national economic conditions; changes in demographic trends; increased labor costs, including healthcare, unemployment insurance, and minimum wage requirements; the entry into, or termination of, material agreements; changes in general economic, industry, regulatory, and market conditions not related to us or our business; the availability of experienced management and hourly-paid employees; issues in operating the company; future sales of our securities, including sales by our significant stockholders; and other potentially negative financial announcements, including delisting of our common stock from The Nasdaq Global Select Market, changes in accounting treatment or restatement of previously reported financial results, delays in our filings with the SEC or failure to maintain effective internal control over financial reporting.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected, and continue to affect, the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation or launched activist campaigns following periods of market volatility. If we were involved in securities litigation or an activist campaign, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.
Risks Related to the Acquisition of Cloudmed
If we do not integrate the businesses successfully, we may lose customers and fail to achieve our financial objectives.
Achieving the benefits of the Cloudmed Acquisition will depend in part on the successful integration of Cloudmed’s business into our operations in a timely and efficient manner. In order for us to continue to provide our customers with the same level of service after the Cloudmed Acquisition, we will need to continue to integrate our product lines and development organizations with those of Cloudmed. This may be difficult, unpredictable, and subject to delay because the businesses have been developed independently and were designed without regard to such integration. If we cannot successfully integrate the businesses and products and continue to provide customers with products and new product features in the future on a timely basis, we may lose customers and our business and operating results may be harmed.
We may not realize the anticipated benefits from the Cloudmed Acquisition.
The Cloudmed Acquisition involves the integration of two companies that have previously operated independently. We continue to expect financial and operational benefits from the Cloudmed Acquisition, including increased cost savings and other financial and operating benefits from the Cloudmed Acquisition. There can be no assurance, however, regarding when or the extent to which we will be able to realize these increased cost savings or benefits. The companies must continue to integrate or, in some cases, replace numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll, and regulatory compliance, many of which are dissimilar. Difficulties associated with integrating the post-acquisition entity could have a material adverse effect on us and the market price of our common stock.

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
Risks Related to our Business

Our business is significantly impacted by general macroeconomic conditions, and accordingly, our business, results of operations and financial condition could be materially adversely affected by further deterioration or a protracted extension of current macroeconomic challenges.

The COVID-19 pandemic, geopolitical instability, including the conflict between Russia and Ukraine, actual and potential shifts in U.S. and foreign, trade, economic and other policies, and rising trade tensions between the United States and China, as well as other global events, have significantly increased macroeconomic uncertainty at a global level. The current macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets, and growing recession risk. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Further, adverse macroeconomic conditions may affect our customers’ and prospective customers’ operations and financial condition and make it difficult for our customers and prospective customers to accurately forecast and plan future business activities, which may in turn cause our customers to elect not to renew their managed services agreements or affect their ability to pay amounts owed to us in a timely manner or at all, or adversely affect prospective customers’ ability or willingness to enter into managed services agreements with us. In the third quarter of 2022, we experienced lower than expected incentive fee revenue partially as a result of adverse macro-environmental factors delaying the achievement of our expected performance goals under certain of our customer contracts. We also observed the inflationary effect on our labor and cost structure to be higher than payer rate increases flowing to our customers’ revenue and cash collections, and weaknesses in consumer collections as healthcare bills were de-prioritized. If these trends continue into 2023 or beyond, our business, operating results, financial condition and cash flows may be materially adversely affected.

An economic downturn or increased uncertainty may also lead to increased credit and collectability risks, higher borrowing costs or reduced availability of capital and credit markets, reduced liquidity, adverse impacts on our suppliers, failures of counterparties including financial institutions and insurers, asset impairments, and declines in the value of our financial instruments.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, which has negatively affected, and may continue to negatively affect, our business, operating results, and financial condition.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 global pandemic, the evolution of which continues to be uncertain. Recurring COVID-19 outbreaks around the world, have heightened concerns relating to new and potentially more dangerous virus variants, which, if transmitted around the globe, could lead to the re-introduction of restrictions that were in place in 2020, 2021, and to a lesser extent in 2022, or even the adoption of stricter measures to combat outbreaks. In 2020 and 2021, we experienced adverse impacts to our results of operations which resulted from revenue pressure due to decreased patient volumes. We may face similar effects to our results of operations in the event of a resurgence of COVID-19.

The COVID-19 pandemic contributed to the current macroeconomic environment and caused significant disruptions and volatility in the global capital markets, which can increase the cost of capital and adversely impact our ability to access capital. A resurgence of COVID-19 or another pandemic with effects similar to those of COVID-19 may adversely affect our liquidity position as well as our customers' ability to make timely payments to us.
On January 30, 2023, the Biden Administration announced plans to end the COVID-19 national emergency and PHE on May 11, 2023, which plans, if implemented, are likely to change a wide array of healthcare policies that our customers have relied upon during the PHE. Relatedly, states will begin to redetermine the eligibility of Medicaid recipients beginning on April 1, 2023 following the termination of the continuous enrollment provisions of the FFCRA, which may result in fewer eligible Medicaid recipients. These developments may cause a reduction in the amounts received by our customers and may have an adverse effect on our business and operating results.
As the COVID-19 pandemic continues to evolve, its ultimate impact on our business is subject to change. A severe outbreak of COVID-19 or another pandemic can disrupt our business and adversely materially impact our financial results.
We may fail to realize the success of strategic initiatives and other investments.

The anticipated benefits of acquisitions, strategic initiatives, and other investments will depend on, among other things, our ability to realize anticipated synergies, cost savings, and operational benefits of corresponding activity, which benefits are subject to, among others, the following risks:

•the incurrence of additional indebtedness in connection with the financing of an acquisition may have an adverse effect on our liquidity;
•we may fail to retain key employees of the acquired company;
•we may be unable to successfully integrate personnel from acquired companies, while at the same time attempting to provide consistent, high quality services;
•we may fail to realize the anticipated synergies and cost savings we expect from an acquisition;
•future developments may impair the value of our purchased goodwill or intangible assets;
•we may face difficulties establishing, integrating, or combining operations and systems;
•we may face challenges retaining the customers of an acquired business;
•we may encounter unforeseen internal control, regulatory or compliance issues; and
•we may face other additional risks relating to regulatory matters, legal proceedings, or tax laws or positions.

If any of these risks occurs, we may not be able to realize the anticipated benefits of an acquisition, or they may take longer to realize than expected. The integration process could result in the distraction of our management, the disruption of our ongoing business, or inconsistencies in our services, standards, controls, procedures, and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors, and employees or to achieve the anticipated benefits of an acquisition, or could otherwise adversely affect our business and operating results.

We have a substantial amount of indebtedness, which could adversely affect us, including by decreasing our business flexibility. The agreement that governs our indebtedness contains covenants that could impact our ability to perform certain transactions without obtaining pre-approval from our lenders.

Our consolidated indebtedness as of December 31, 2022 was approximately $1.8 billion. In conjunction with the Cloudmed Acquisition, we entered into the second amended and restated senior credit agreement (the “Second A&R Credit Agreement”), which increased our consolidated indebtedness by $1.0 billion.

The loan agreement for this indebtedness contains certain customary representations and warranties, affirmative and negative financial covenants, indemnity obligations, and events of default. The amount of debt and related covenants could have significant consequences to us, including:

•affecting our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions, share repurchases and dividends, or other purposes may be impaired or such financing may not be available on favorable terms, or at all;
•negative financial covenants contained in the debt agreement require us to meet financial tests that may affect our flexibility in planning for, and reacting to, changes in our business, including possible acquisition opportunities;
•a substantial portion of our cash flow is required to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations and future business opportunities; and
•level of indebtedness makes us more vulnerable than our less leveraged competitors to competitive pressures or a downturn in our business or the economy generally.

Our ability to comply with the provisions of the debt agreement may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our debt repayment obligations.

Litigation could materially adversely affect our business, financial condition, operating results, and cash flows and cause reputational damage from the view of current and potential customers and shareholders.

We have been and in the future may become subject to lawsuits, claims, audits, and investigations related to our business, which may lead to unfavorable publicity for us and could materially adversely affect our business, financial condition, operating results, and cash flows in various ways, including subjecting us to significant liability, resulting in significant settlement payments, or having a disruptive effect upon the operation of our business and consuming the time and attention of our senior management. In addition, we may incur substantial expenses in connection with these litigation matters, including substantial fees for attorneys. Although we maintain insurance that may provide coverage for some or all of these expenses, our insurers have rights under the policies to deny coverage under various policy exclusions. There is risk that the insurers will rescind the policies, that some or all claims will not be covered by such policies, or that, even if covered, our ultimate liability will exceed the available insurance.
We are unable to predict the outcome of pending legal actions. The ultimate resolutions of our pending litigation could have a material adverse effect on our operating results, financial condition or liquidity, and on the trading price of our common stock.
Regulatory Risks
The healthcare industry is heavily regulated. Our failure to comply with regulatory requirements could create liability for us, result in adverse publicity, and adversely affect our business.
The healthcare industry is heavily regulated and is subject to changing political, legislative, regulatory, and other influences. Many healthcare laws are complex, and their application to specific services and relationships may be unclear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the services we provide. There can be no assurance that our operations will not be challenged or adversely affected by enforcement initiatives. Our failure to anticipate the application of these laws and regulations to our business, or any other failure to comply with regulatory requirements, could create liability for us, result in adverse publicity, and adversely affect the attractiveness of our services to existing customers and our ability to market new services. We are unable to predict what changes to laws or regulations might be made in the future or how those changes could affect our business or our operating costs.

If we violate HIPAA, the HITECH Act or state or foreign health information privacy laws, we may incur significant liabilities, and any such violations could make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service agreements with new customers, or result in a material adverse effect on our business, operating results, and financial condition.
As described in Item 1 above, HIPAA contains substantial restrictions and requirements with respect to the use and disclosure of individuals’ PHI. Since the passage of the HITECH Act in 2009, enforcement of HIPAA violations has increased, as reflected by the announcement of a number of significant settlement agreements and sanctions by federal authorities, the pursuit of HIPAA violations by state attorneys general, and the roll-out of a federal audit program for covered entities and business associates. HHS may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but HHS also has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. In addition to enforcement by HHS, state attorneys general may bring civil actions in response to violations of HIPAA privacy and security regulations or state privacy and security laws that threaten the privacy of state residents.
We and our customers also are subject to federal and state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties and subject us to additional privacy and security restrictions. In addition, legislation has been proposed or implemented at various times at both the federal and the state levels that would limit, forbid or regulate the use or transmission of medical information pertaining to U.S. patients outside of the United States. In addition, various states recently have enacted, and other states are considering, new laws and regulations concerning the privacy and security of consumer and other personal information. To the extent we are subject to such requirements, these laws and regulations often have far-reaching effects, may require us to modify our data processing practices and policies, may require us to incur substantial costs and expenses to comply, and may render our international operations impracticable or make them substantially more expensive. These laws and regulations often provide for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood or impact of data breach litigation.
Along with state and federal laws, international laws may impact our operations. The GDPR, for example, imposes obligations on us as well as our customers, depending on the operations at issue. The GDPR and related international laws also may restrict how we can store, transfer, and process personal information of our customers’ patients and other data subjects. These laws are constantly changing, and may impact how we may transfer or store information in the U.S. or abroad.

We have implemented and maintain commercially reasonable physical, technical, and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security incidents or breaches. Nonetheless, a knowing breach of HIPAA’s requirements could expose us to criminal liability, and a breach of our safeguards and processes that is not due to reasonable cause or involves willful neglect could expose us to significant civil penalties and the possibility of civil litigation under HIPAA and applicable state law.

In addition, given the omnipresent threat of potential cybersecurity incidents or security breaches, we, or our customers, could be required to report such breaches to affected consumers or regulatory authorities, leading to disclosures that could damage our reputation or harm our business, financial position, and operating results. We have been the victim of theft of company property containing patient data in the past, and we may face similar incidents in the future. During the current COVID-19 pandemic, we shifted many employees to work from home environments, which involves additional risk surrounding theft of company property and access to PHI. Cybersecurity incidents or allegations of deficiencies regarding our data security practices could require us to change aspects of our business practices, make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service agreements with new customers, or result in a material adverse effect on our business, operating results, and financial condition.

Developments in the healthcare industry, including national healthcare reform, could adversely affect our business.

The healthcare industry has changed significantly in recent years and we expect this to continue. We are unable to predict each healthcare initiative that will be implemented at the federal or state level, or what the ultimate effect these initiatives may have on us. For example, changes to Medicare and Medicaid reimbursement are implemented periodically and may cause a reduction in the amounts received by our customers and may have an indirect adverse effect on our business. The No Surprises Act and its implementing regulations may also result in a reduction in the amounts received by our customers and may have an adverse effect on our business and operating results.
In addition, healthcare reform is causing some payors to transition from volume to value-based reimbursement models, which can include risk-sharing, bundled payment, and other innovative approaches. While these models may provide us with opportunities to provide new or additional services (e.g., our value-based reimbursement capabilities within our RCM service offering) and to participate in incentive-based payment arrangements, there can be no assurance that such new models and approaches will prove to be profitable to our customers or us. Further, new models and approaches may require investment by us to develop technology or expertise to offer necessary and appropriate services or support to our customers, and the amount of such investment and the timing for return of such investment are not fully known at this time. In addition, some of these new models are being offered as pilot programs and there is no assurance that they will continue or be renewed. Further, adoption of such new models and approaches may require compliance with a range of federal and state laws relating to fraud and abuse, insurance, reinsurance and managed care regulation, billing and collection, corporate practice of medicine, and licensing, among others. Many states in which these new value-based structures are being developed lack regulatory guidance or a well-developed body of law for these new models and approaches, or may not have updated their laws or enacted legislation yet to reflect the new healthcare reform models. As a result, although we have attempted to structure and conduct our operations in accordance with our interpretation of current laws and regulations, new and existing laws, regulations, or guidance could have a material adverse effect on our current and future operations and could subject us to the risk of restructuring or terminating our customer agreements and arrangements, as well as the risk of regulatory enforcement, penalties, and sanctions if state enforcement agencies disagree with our interpretation of state laws.
If we fail to comply with federal and state laws governing submission of false or fraudulent claims to government healthcare programs and financial relationships among healthcare providers, we may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.
Healthcare is one of the largest industries in the country and one of the costliest line items in the federal budget. As a result, the healthcare industry continues to attract attention from legislators and regulators. As described in Item 1 above, a number of healthcare fraud and abuse laws, including but not limited to the AKS, FCA, Stark Law, and EMTALA, and their state counterparts, apply to hospitals, physicians, and others who (i) furnish healthcare services to patients and submit claims for reimbursement to government programs or commercial insurers, and (ii) refer patients to one another. Federal and state regulatory and law enforcement authorities continue to focus on enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other healthcare reimbursement laws and rules in an effort to reduce overall healthcare spending.
These laws are complex, may change rapidly, and their application to our specific services and relationships may not be clear and may be applied to our business in ways we do not anticipate. New and evolving payment structures, for example, such as accountable care organizations and other arrangements involving combinations of healthcare providers who share savings, potentially implicate anti-kickback and other fraud and abuse laws. In addition, errors created by our proprietary applications or services that relate to entry, formatting, preparation, or transmission of claims, reporting of quality or other data pursuant to value-based purchasing initiatives, or cost report information may be alleged or determined to cause the submission of false claims or otherwise be in violation of these laws. Further, the continued growth of our coding and billing services provided from a global business services environment necessitates comprehensive monitoring and oversight of these services to promote quality control and regulatory compliance.

While we seek to structure our business relationships and activities to avoid any activity that could be construed to implicate federal and state fraud and abuse laws, we cannot assure you that our arrangements and activities will be deemed outside the scope of these laws or that increased enforcement activities will not directly or indirectly have a material adverse effect on our business, financial condition, or operating results. Any determination that we have violated any of these laws could, for example (i) subject us to civil or criminal penalties (ii) require us to change or terminate some portions of our operations or business (iii) disqualify us from providing services to healthcare providers doing business with government programs, (iv) give our customers the right to terminate our managed services agreements with them, and/or (v) require us to refund portions of our base fee revenues and incentive payment revenues, any of which could have a material adverse effect on our business and operating results. Moreover, any violations by, and resulting penalties or exclusions imposed upon, our customers could adversely affect their financial condition and, in turn, have a material adverse effect on our business and operating results. Finally, even absent an alleged violation of the law by us, participants in the healthcare industry receive inquiries or subpoenas to produce documents and provide testimony in connection with government investigations. We could be required to expend significant time and resources to comply with these requests, and the attention of our management team could be diverted by these efforts.
Our failure to comply with debt collection and other consumer protection laws and regulations could subject us to fines and other liabilities, which could harm our reputation and business, and could make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service agreements with new customers, or result in a material adverse effect on our business, operating results, and financial condition.
Our business practices involve collecting or assisting our customers in collecting non-defaulted amounts owed by patients for current and prior services activities, which may subject us to the FDCPA. The FDCPA and the TCPA restrict the methods that we may use to contact and seek payment from consumer debtors regarding past due accounts. Many states impose additional requirements on debt collection practices, and some of those requirements may be more stringent than the federal requirements. Moreover, regulations governing debt collection are subject to changing interpretations that may be inconsistent among different jurisdictions. We could incur costs or could be subject to fines or other penalties under the TCPA, the FDCPA and the FTC Act if we are determined to have violated the provisions of those authorities during the course of conducting our operations. Any perceived breach of the FDCPA could result in us being required to change aspects of our business practices, make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service agreements with new customers, or result in a material adverse effect on our business, operating results, and financial condition.
We cannot be certain that governmental officials responsible for enforcing EMTALA, or other parties, will not assert that our customers are in violation of EMTALA, and defending and settling allegations of EMTALA violations could have a material adverse effect on our business even if we are ultimately not found to have contributed to such violations.
Although EMTALA is not directly applicable to us because we are not a Medicare participating hospital, we cannot be certain that governmental officials responsible for enforcing EMTALA, or other parties, will not assert that our customers are in violation of EMTALA. If our customers are found to have violated EMTALA, they may assert claims that our management practices contributed to the violation. Defending and settling allegations of EMTALA violations could have a material adverse effect on our business even if we ultimately are not found guilty of a violation.

Risks Related to Intellectual Property
We may be unable to adequately protect our intellectual property.
Our success depends, in part, upon our ability to establish, protect and enforce our intellectual property and other proprietary rights. If we fail to establish or protect our intellectual property rights, we may lose an important advantage in the market in which we compete. We rely upon a combination of patent, trademark, copyright and trade secret law and contractual terms and conditions to protect our intellectual property rights, all of which provide only limited protection. We cannot assure you that our intellectual property rights are sufficient to protect our competitive advantages. We cannot assure you that any patents issued or that will be issued from current or future applications will provide us with the protection that we seek or that any current or future patents issued to us will not be challenged, invalidated or circumvented. Legal standards relating to the validity, enforceability and scope of protection of patents are uncertain. Also, we cannot assure you that any trademark registrations will be issued for pending or future applications or that any of our trademarks will be enforceable or provide adequate protection of our proprietary rights.
We also rely in some circumstances on trade secrets to protect our technology. Trade secrets may lose their value if not properly protected. We endeavor to enter into non-disclosure agreements with our employees, customers, contractors, and business partners to limit access to and disclosure of our proprietary information. The steps we have taken, however, may not prevent unauthorized use of our technology, and adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and proprietary technology. Moreover, others may reverse engineer or independently develop technologies that are competitive to ours or infringe our intellectual property.
Accordingly, despite our efforts, we may be unable to prevent third parties from infringing or misappropriating our intellectual property and using our technology for their competitive advantage. Any such infringement or misappropriation could have a material adverse effect on our business, operating results, and financial condition. Monitoring infringement of our intellectual property rights can be difficult and costly, and enforcement of our intellectual property rights may require us to bring legal actions against infringers. Infringement actions are inherently uncertain and therefore may not be successful, even when our rights have been infringed, and even if successful, may require a substantial amount of resources and divert our management’s attention.
Claims by others that we infringe their intellectual property could force us to incur significant costs or revise the way we conduct our business.
Our competitors protect their intellectual property rights by means such as patents, trade secrets, copyrights, and trademarks. We have not conducted an independent review of patents issued to third parties. Additionally, because patent applications in the United States and many other jurisdictions are kept confidential for 18 months before they are published, we may be unaware of pending patent applications that relate to our proprietary technology. Any party asserting that we infringe its proprietary rights would force us to defend ourselves, and possibly our customers, against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights; cause interruption or cessation of our operations; require us to enter into royalty or licensing agreements with third parties; and consume time which would otherwise be spent on our core business. Even if we prevail, the cost of such litigation could deplete our financial resources. Furthermore, during the course of litigation, confidential information may be disclosed in the form of documents or testimony in connection with discovery requests, depositions, or trial testimony. The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, the risk of such a lawsuit will likely increase as our size and scope of our services and technology platforms increase, as our geographic presence and market share expand and as the number of competitors in our market increases. Any of the foregoing could disrupt our business and have a material adverse effect on our operating results and financial condition.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We lease all of our existing facilities, which we use for service delivery and corporate support functions.
Our principal executive office is in Murray, Utah. We occupy leased office space of approximately 340,000 square feet throughout 16 offices domestically, and approximately 490,000 square feet throughout 9 offices internationally. Pursuant to our managed services agreements with customers, we occupy space on-site at healthcare providers where we provide our RCM services. We generally do not pay customers for our use of space provided by them for our use in the provision of RCM services to that customer.
We believe that our facilities are sufficient for our current needs. We intend to add new facilities or expand existing facilities as we add employees or expand or change our geographic markets and office locations, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.	Legal Proceedings

Other than the litigation described in Note 18, Commitments and Contingencies, to our consolidated financial statements included in this Annual Report on Form 10-K, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Stock Market under the symbol “RCM.”

Holders of Record
As of February 7, 2023, there were approximately 21 stockholders of record of our common stock and approximately 22,000 beneficial holders.
Dividends
We did not pay any dividends on our common stock during the years ended December 31, 2022 and 2021. We currently intend to retain earnings, if any, principally to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board and will depend on, among other things, our financial condition, results of operations, capital expenditure requirements, contractual restrictions, provisions of applicable law, and other factors that the Board deems relevant. The credit agreement governing our senior secured credit facilities also restricts our ability to pay dividends on our common stock.
Unregistered Sale of Equity Securities
As part of the consideration to acquire Cloudmed, we issued to the Sellers 135,929,742 shares of our common stock, subject to certain adjustments following the closing of the 2022 Transactions. On October 26, 2022, the Company finalized those adjustments and issued to the Sellers an additional 55,846 shares of our common stock. For further details on the total consideration paid in connection with the 2022 Transactions, refer to Note 3, Acquisitions, to our consolidated financial statements included in this Annual Report on Form 10-K. The foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in thousands, except share and per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (2)
October 1, 2022 through October 31, 2022	1,666,212	$17.61	1,478,392	$453.2
November 1, 2022 through November 30, 2022	—	$—	—	$453.2
December 1, 2022 through December 31, 2022	21,462	$10.95	—	$453.2

(1)
Amounts include stock repurchased under our repurchase program (see discussion in footnote 2 below) and the surrender of shares of our stock related to employees’ tax withholding upon vesting of restricted stock of 187,820, zero, and 21,462 shares for the months ended October 31, 2022, November 30, 2022, and December 31, 2022, respectively. See Note 13, Share-Based Compensation, to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	On October 22, 2021, the Board adopted a new repurchase program and authorized the repurchase of up to $200.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2021 Repurchase Program”). On January 9, 2022, the Board increased the authorization under the 2021 Repurchase Program to an aggregate amount of up to $500.0 million. The average price paid per share of common stock repurchased under the 2021 Repurchase Program is the execution price, including commissions paid to brokers. The timing and amount of any shares repurchased under the 2021 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2021 Repurchase Program may be suspended or discontinued at any time. See Note 12, Stockholders’ Equity, to our consolidated financial statements included in this Annual Report on Form 10-K.

Stock Price Performance Graph
The following graph compares the change in the cumulative total return (including the reinvestment of dividends) on our common stock to the change in the cumulative total return on the stocks included in the NYSE Composite Index and NASDAQ Healthcare Index over the period from December 31, 2017 through December 31, 2022. The graph assumes an investment of $100 made in our common stock on December 31, 2017. We did not pay any dividends during the period reflected in the graph.

COMPARISON OF CUMULATIVE TOTAL RETURN

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
R1 RCM Inc.	$100.00	$180.27	$294.33	$544.67	$578.00	$248.30
NYSE Composite Index	$100.00	$88.80	$108.62	$113.40	$134.00	$118.55
NASDAQ Health Care Index	$100.00	$95.83	$120.58	$156.81	$151.25	$120.35

The comparisons shown in the graph above are based on historical data and we caution that the stock price performance shown in the graph above is not indicative of, and is not intended to forecast, the potential future performance of our common stock. The information in this “Stock Price Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Please review Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a leading provider of technology-driven solutions that transform the patient experience and financial performance of healthcare providers. We help healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician, and staff satisfaction for our customers.
While we cannot control the changes in the regulatory environment imposed on our customers, we believe that our role becomes increasingly more important to our customers as macroeconomic, regulatory, and healthcare industry conditions continue to impose financial pressure on healthcare providers to manage their operations effectively and efficiently.
We achieve these results for our customers by managing healthcare providers’ revenue cycle operations, which encompass patient registration, insurance and benefit verification, scheduling, medical treatment documentation and coding, bill preparation, and collections from patients and payers. We do so by deploying a unique operating model that leverages our extensive healthcare domain expertise, innovative technology and intelligent automation, and process excellence. We assist our RCM customers in managing their revenue cycle operating costs while simultaneously increasing the portion of the maximum potential services revenue they receive. Together, these benefits can generate significant and sustainable improvements in operating margins and cash flows for our customers.

Our largest service offering consists of end-to-end RCM services, which we deploy through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, we provide comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology solutions, and process workflow. Under a co-managed relationship, we leverage our customers’ existing RCM staff and processes, and supplement them with our infused management, subject matter specialists, proprietary technology solutions, and other resources. Under the operating partner model, our employees are the revenue cycle personnel providing services and we typically control third party vendors either through direct contracts or the assumption of the customer’s vendor contracts. As a result, under the operating partner model we record higher expenses as well as higher revenues related to the negotiated cost to collect. Under the co-managed model, the revenue cycle personnel and third party vendors remain with the customer and those costs do not impact our financial results. For the year ended December 31, 2022, substantially all of our net operating and incentive fees from end-to-end RCM services were generated under the operating partner model.

We also offer modular solutions, allowing customers to engage us to address specific revenue cycle improvement opportunities, such as revenue intelligence solutions (which were enhanced through the acquisition of Cloudmed), automation solutions, revenue integrity solutions, PM, accounts receivables and denials recovery, PAS, CDI, coding management, business office services, and patient experience.
We operate our business as a single segment configured with our significant operations and offerings organized around the business of providing RCM services to healthcare providers.

Summary of Operations
While our performance in the second half of 2022 was impacted by operational and industry-related factors, we made progress in several key areas over the course of the year including:

•Completion of the Cloudmed Acquisition, which added an industry-leading revenue intelligence platform to our product portfolio, enabling us to broaden and further differentiate our capabilities for customers.

•New business wins of approximately $13 billion in net patient revenue under management on an end-to-end basis, including Sutter Health, Scion Health, and St. Clair Health.

•Continued expansion of our digitization effort, including advancement of our automation capabilities by approximately 80 million manual tasks compared to 2021, bringing our automation capabilities to 150 million tasks annually.

•Revenue growth of 22.5% compared to 2021, driven by the Cloudmed Acquisition and new business wins.

Trends and Economic Conditions

Revenue cycle is a critical function for healthcare providers as they seek to increase process efficiency and maximize cash collected from health insurance companies and patients. Healthcare providers operate their revenue cycle with a combination of labor, software, and services vendors. Third-party vendors offer various solutions including consulting services, software, and other services, including point solutions that cover one or multiple components of the revenue cycle and full outsourcing services, among others. The Centers for Medicare and Medicaid Services (“CMS”) projects hospital care and physician care expenditures in the U.S. to amount to $1.5 trillion and $959 billion in 2023, respectively. We estimate the cost of hospital and physician revenue cycle operations to be approximately 5% of revenue, resulting in a market size of approximately $115 billion. According to Research and Markets data as of April 27, 2022, revenue cycle spend is projected to grow at a compounded annual growth rate of 11.6% through 2030.

Health systems are currently facing challenges in their revenue cycle operations based on several factors including: (1) more complex and clinical-outcomes based reimbursement, (2) industry consolidation amongst hospitals and across the continuum of care, (3) increasing patient responsibility for their medical bills, (4) healthcare labor shortage, and (5) capital constraints to invest in the revenue cycle given financial difficulties and requirements to invest in improving clinical care. We believe these trends provide opportunities for external RCM vendors that will result in further growth for the industry and our Company.

Growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, contributed to high levels of inflation in 2022. We expect inflation to persist in 2023, which would negatively impact our costs for wages and other materials. Inflation may also impact the economic health of our customers, including their ability to pay amounts owed to us. In response to rising inflation, the Federal Reserve Board has raised interest rates and signaled that it may continue to raise rates. Our credit facility interest, in part, is based on a variable interest rate structure which can result in increased cost in periods of rising interest rates. To date, rising interest rates have not had a material impact on our results of operations.

In 2022, notably in the second half of the year, our incentive fees were impacted by deterioration in payer-reimbursement turnaround times. We currently anticipate continued impact on our performance into 2023 from payer turnaround times. In addition, we are observing the following trends, which we expect will persist in 2023: (i) we expect the inflationary effect on our labor and cost structure to be higher than payer rate increases flowing to our customers’ revenue and cash collections; (ii) we expect reduced growth in our physician business serving emergency department physicians due to regulatory changes that are impacting some of the large groups in the industry; and (iii) with recessionary concerns increasing, we could see potential weakness in consumer collections as healthcare bills are de-prioritized.

Other adverse macroeconomic conditions, including but not limited to changes to fiscal and monetary policy and currency fluctuations, could impact macro-level consumer spending trends, which could affect the amount of volumes processed on our platform and result in fluctuations to our revenue streams. Certain of our customers may be negatively impacted by these events. Further, while patient volumes are largely in line with pre-COVID-19 levels, the COVID-19 pandemic continues to evolve and affect the population. In addition, our business and customers continue to face challenges relating to a tight labor market and increased turnover rates. In particular, the current labor market combined with heightened inflation across the globe may increase cost of labor for both us and our customers in 2023 and over time. We plan to continue to invest in technology to help us offset these costs and expect to continue hiring talented employees and providing competitive compensation. The extent to which these macroeconomic conditions will affect our business is uncertain and will depend on political, social, economic, and regulatory forces that are outside of our control. We continue to assess fluctuating macroeconomic events to manage our response.

Components of Our Results of Operations
Net Services Revenue
Our largest source of revenue is our end-to-end RCM services fees. We also generate revenue through modular RCM services, where customers will engage us for only specific components of our end-to-end RCM service offering on a fixed-fee, per-use, contingency, or volumetric basis.
Cost of Services
Our cost of services includes:
•Personnel costs and technology expenses. We incur costs related to our management and staff employees who are devoted to customer operations. These expenses consist primarily of the wages, bonuses, benefits, share-based compensation, travel and other costs associated with our employees who are assigned to specific customer sites related to our customers’ revenue cycle operations. The employees assigned to customer sites typically have significant experience in revenue cycle operations, care coordination, technology, quality control, or other management disciplines. Included in these expenses is an allocation of the costs associated with maintaining, improving, and deploying our integrated proprietary technology suite.
•Global business services center costs. We incur expenses related to salaries and benefits of employees in our global business services centers, as well as non-payroll costs associated with operating our global business services centers.
•Other expenses. We incur expenses related to our employees who manage PAS and other services. These expenses consist primarily of wages, bonuses, benefits, rent, share-based compensation, amortization of intangible assets, assumed vendor contracts for onboarded customers and other costs.

Estimates of Cost of Customers’ Revenue Cycle Operations
Cost of customers’ revenue cycle operations consist of payroll and third-party non-payroll costs. Customers’ payroll costs are reasonably estimable; however, third-party non-payroll costs are comprised of invoices from customer vendors and estimated costs not yet invoiced. We are at times dependent upon information generated from our customers’ records to determine the amount of third-party non-payroll costs. We estimate the amount of non-payroll costs incurred but not invoiced in order to properly calculate net operating fees at the end of each reporting period. Such estimated costs are based on contractually allowable expenses, historical reimbursed costs, and estimated lag in the timing of receipt of information for third-party non-payroll costs. The timing difference includes the lag between the services rendered by third-party vendors and their billings to our customers. The liabilities for such costs are included in accrued service costs and are part of the customer liabilities balance in the consolidated balance sheet. These estimates are based on the best available information and are subject to future adjustments based on additional information received from our customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salary and benefit expenses for executives, sales, corporate IT, legal, regulatory compliance, finance, and human resources personnel, and professional service fees related to external legal, tax, audit, and advisory services. It also includes insurance premiums, facility charges, and other corporate expenses.
Other Expenses
Other expenses include expenses related to evaluating and pursuing acquisition opportunities and integrating completed acquisitions as part of our inorganic growth strategy, large-scale technology projects that transform how we operate the business, reorganization-related expenses, capital structure related costs, costs associated with the sale of a business, and expenses incurred related to the COVID-19 pandemic. Reorganization expenses consist primarily of severance payments and employee benefits. As part of the transition of certain customers’ personnel to us, we have agreed to reimburse those customers for severance and retention expenses related to certain employees who will not be transitioned to us. Additionally, in 2020 as a part of our evaluation of our footprint, we began transitioning certain employees to a work from home environment and exited numerous leased facilities which generated facility exit costs including costs of writing off assets related to those leases. We continue to evaluate our future state workplace environment.
Interest Expense
Interest expense reflects interest on debt arrangements, and the amortization of certain debt discounts and costs.
Income Taxes
Income tax provision (benefit) consists of federal and state income taxes in the United States and other foreign jurisdictions.
Application of Critical Accounting Estimates
Our consolidated financial statements reflect the assets, liabilities and results of operations of R1 RCM Inc. and our wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Our consolidated financial statements have been prepared in accordance with GAAP.

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base estimates on historical experience and on assumptions that we believe to be reasonable given our operating environment. Estimates are based on our best knowledge of current events and the actions we may undertake in the future. Although we believe all adjustments considered necessary for fair presentation have been included, our actual results may differ materially from our estimates.
We believe that the accounting policies described below involve our more significant judgments, assumptions, and estimates, and therefore, could have the greatest potential impact on our consolidated financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the consolidated financial statements contained in this Annual Report on Form 10-K. For further information on our critical and other significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this Annual Report on Form 10-K.
Revenue Recognition - Incentive Fees
Incentive fees are structured to reflect quarterly or annual performance, involve detailed calculations, and are evaluated on a contract-by-contract basis. The Company estimates incentive fee revenue based on contractually agreed-upon financial or operating metrics. The Company recognizes revenue related to incentive fees ratably as the performance obligation for RCM services is satisfied, to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved. Incentive fees are typically billed and paid on a quarterly basis, which means the amounts billed through the third quarter of the year will have been reviewed and approved by the customer. At year-end, the incentive fee revenue for the fourth quarter will not have been invoiced. If our estimates are not reasonably accurate, then incentive fee revenue reported in Note 6, Revenue Recognition, to the consolidated financial statements included in this Annual Report on Form 10-K could be misstated, which would also have a direct impact on our net income.
Contract Assets
The contract assets balances represent estimated revenue related to certain modular revenue services and the Company’s right to consideration for services that the Company has transferred to a customer when that right is conditioned on something other than the passage of time. Revenues and contract assets are recognized when control of the promised services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled in exchange for transferring those services. The contract asset balances relate to services with variable consideration contingent upon collections by our clients. We estimate the variable consideration for which we expect to be entitled from our service arrangements with each customer. We update our estimates at the end of each reporting period based on historical information and our best judgment at the time.

The estimate of variable consideration included in the transaction price typically involves estimating the amounts our customers will ultimately collect and the relative fee we charge that is calculated as a percentage of those collections. Inputs to these estimates include historical collections from the customer or a portfolio of similar contracts. When appropriate, we may apply a constraint whereby we include in the transaction price estimated variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. To the extent that historical data is not available, revenue is estimated using average assumptions across the solution. We allocate variable consideration to each distinct period to which it relates since this reflects the consideration to which we expect to be entitled in exchange for the services we have performed to date, the terms of the variable consideration relate specifically to our effort to satisfy the portion of our performance obligation and the amount reflects the value transferred to the customer for the period.

Share-Based Compensation Expense
We determine the expense for all employee share-based compensation awards by estimating their fair value and recognizing that value as an expense, on a ratable basis, in our consolidated financial statements over the requisite service period in which our employees earn the awards. Judgment is required in estimating the probability of achievement of performance conditions for our performance-based restricted stock unit (“PBRSU”) awards. Changes in estimates to the completion of performance factors are applied utilizing the cumulative catch-up methodology. These awards typically have metrics related to cumulative adjusted EBITDA, end-to-end RCM agreement growth, modular sales revenue, or any combination of the three. To assess current performance, we review our historical performance to date, along with any adjustments which have been approved to the reported performance, and add on our current future projections to determine the probable outcome of the award. The current estimates are then compared to the scoring metrics and any necessary adjustments are reflected in the current period to update share-based compensation expense to the current performance expectations. In 2022, over 65% of the total stock compensation expense reported in Note 13, Share-Based Compensation, to the consolidated financial statements included in this Annual Report on Form 10-K related to PBRSUs with performance-based conditions. If actual results vary from our performance condition estimates, we could have a significant amount of additional expense or reversal of expense in future periods.
We recognize compensation expense using a straight-line method over the applicable vesting period. During each quarter, the share-based compensation expense is adjusted to reflect forfeitures during the period; however, compensation expense already recognized is not adjusted if market conditions are not met.
Business Combinations
We account for business combinations using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Any excess of the purchase price over the fair value of acquired identified assets and liabilities is recorded as goodwill.
Significant judgment is required in estimating the fair value of intangible assets. Our typical intangible assets acquired include developed technology, tradenames, and customer relationships. There are several methods that can be used to determine the fair value of intangible assets. We typically use an income approach to value the specifically identifiable intangible assets which is based on forecasts of expected future cash flows. Under the income approach, we utilize a multi-period excess earnings methodology to value the primary intangible asset of a business combination. Fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. We typically consult with an independent advisor to assist in the valuation of intangible assets. Significant estimates and assumptions inherent in valuations include discount rates, revenue and cost growth rates, and technology obsolescence curves. We consider marketplace participant assumptions in determining the amount and timing of future cash flows along with technology life cycles, barriers to entry, and risks associated with cash flows in concluding upon our discount rates. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition dates, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, we may record adjustments to the purchase accounting. In addition, unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions. If the estimates do not reflect future results or assumptions utilized in the valuation are inaccurate, then our recorded intangible assets and goodwill could be misstated, or could result in future impairment.
New Accounting Standards
For additional information regarding new accounting guidance, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K, which provides a summary of recently adopted accounting standards and disclosures.

Results of Operations
The following table provides consolidated operating results and other operating data for the periods indicated:

	Year Ended December 31,			2022 vs. 2021 Change		2021 vs. 2020 Change
	2022	2021	2020	Amount	%	Amount	%

	(In millions, except percentages)
Consolidated Statement of Operations Data:
Net operating fees	$1,309.7	$1,211.8	$1,093.8	$97.9	8.1%	$118.0	10.8%
Incentive fees	106.8	143.8	70.6	(37.0)	(25.7)%	73.2	103.7%
Modular and other	389.9	119.0	106.4	270.9	227.6%	12.6	11.8%
Total net services revenue	1,806.4	1,474.6	1,270.8	331.8	22.5%	203.8	16.0%
Operating expenses:
Cost of services	1,445.1	1,162.8	1,021.1	282.3	24.3%	141.7	13.9%
Selling, general and administrative	174.8	120.0	102.4	54.8	45.7%	17.6	17.2%
Other expenses	183.5	46.1	67.3	137.4	298.0%	(21.2)	(31.5)%
Total operating expenses	1,803.4	1,328.9	1,190.8	474.5	35.7%	138.1	11.6%
Income from operations	3.0	145.7	80.0	(142.7)	(97.9)%	65.7	82.1%
Gain on business disposition	—	—	55.7	—	—%	(55.7)	(100.0)%
Net interest expense	(64.0)	(18.9)	(17.3)	(45.1)	238.6%	(1.6)	9.2%
Net income (loss) before income tax provision (benefit)	(61.0)	126.8	118.4	(187.8)	(148.1)%	8.4	7.1%
Income tax provision (benefit)	(3.4)	29.6	1.3	(33.0)	(111.5)%	28.3	n.m.
Net income (loss)	$(57.6)	$97.2	$117.1	$(154.8)	(159.3)%	$(19.9)	(17.0)%

Adjusted EBITDA (1)	$425.5	$343.6	$240.0	$81.9	23.8%	$103.6	43.2%
n.m. - not meaningful
(1) Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net Services Revenue
Net services revenue increased by $331.8 million, or 22.5%, from $1,474.6 million for the year ended December 31, 2021 to $1,806.4 million for the year ended December 31, 2022. The increase was driven by a $260.0 million contribution from Cloudmed and $97.9 million increase in net operating fees driven primarily by onboarding of new customers, partially offset by lower incentive fees of $37.0 million driven by longer payer-reimbursement turnaround times and execution issues at two operating partner customers.
Cost of Services
Cost of services increased by $282.3 million, or 24.3%, from $1,162.8 million for the year ended December 31, 2021, to $1,445.1 million for the year ended December 31, 2022. The increase was primarily driven by Cloudmed’s cost of services of $115.0 million following the acquisition and the related amortization of acquisition intangibles of $89.0 million, costs related to onboarding of new customers, and operational investments to support new growth, partially offset by cost savings achieved through automation, our global workforce transitions, and vendor rationalizations.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $54.8 million, or 45.7%, from $120.0 million for the year ended December 31, 2021 to $174.8 million for the year ended December 31, 2022. The increase was driven by $30.6 million of selling, general and administrative costs of Cloudmed following the acquisition, as well as incremental spend in corporate functions to support business growth, higher share-based compensation expense, and a $11.8 million increase in allowance for credit losses primarily related to a physician customer that has been experiencing financial difficulties.
Other Expenses
Other expenses increased by $137.4 million, or 298.0%, from $46.1 million for the year ended December 31, 2021, to $183.5 million for the year ended December 31, 2022. See Note 14, Other Expenses, to the consolidated financial statements included in this Annual Report on Form 10-K for the details of the costs included in this total for the comparative periods.
Income Taxes
Income tax benefit improved by $33.0 million from a $29.6 million income tax provision for the year ended December 31, 2021 to a $3.4 million income tax benefit for the year ended December 31, 2022. This was primarily due to a tax benefit for pre-tax loss, partially offset by an increase in tax expense for non-deductible expenses and taxes on foreign source income.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
For a comparison of our results of operations for the year ended December 31, 2021 to the year ended December 31, 2020, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Non-GAAP Financial Measures
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
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) before net interest income/expense, income tax provision/benefit, depreciation and amortization expense, share-based compensation expense, CoyCo 2 share-based compensation expense, strategic initiatives costs, customer employee transition and restructuring expense, and other items which are detailed in Note 14, Other, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
We understand that, although non-GAAP measures are frequently used by investors, securities analysts, and others in their evaluation of companies, these measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•Adjusted EBITDA does not reflect:
◦Changes in, or cash requirements for, our working capital needs;
◦Share-based compensation expense (including CoyCo 2 share-based compensation expense);
◦Income tax expenses or cash requirements to pay taxes;
◦Interest expenses or cash required to pay interest;
◦Certain other expenses which may require cash payments;
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
Reconciliation of GAAP and Non-GAAP Measures
The following table presents a reconciliation of adjusted EBITDA to net income (loss), the most closely comparable GAAP measure, for each of the periods indicated:

	Year End December 31,
	2022	2021	2020

	(In millions)
Net income (loss) (GAAP)	$(57.6)	$97.2	$117.1
Net interest expense	64.0	18.9	17.3
Income tax provision (benefit)	(3.4)	29.6	1.3
Depreciation and amortization expense	172.0	77.5	68.7
Share-based compensation expense (1)	61.9	74.3	24.0
CoyCo 2 share-based compensation expense (2)	5.1	—	—
Gain on business disposition (3)	—	—	(55.7)
Other expenses (4)	183.5	46.1	67.3
Adjusted EBITDA (Non-GAAP)	$425.5	$343.6	$240.0

(1)Share-based compensation expense represents the expense associated with stock options, restricted stock units (“RSUs”), and PBRSUs, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 13, Share-Based Compensation, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the detail of the amounts of share-based compensation expense.
(2)CoyCo 2 share-based compensation expense represents the expense associated with CoyCo 2 limited partnership units, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 13, Share-Based Compensation, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the detail of the amounts of CoyCo 2 share-based compensation expense.
(3)Gain on business disposition represents the gain associated with the disposition of the EMS business on October 30, 2020. See Note 1, Description of Business, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the disposal.
(4)Other expenses are incurred in connection with acquisition and integration costs, various exit activities, transformation initiatives, and organizational changes to improve our business alignment and cost structure. See Note 14, Other, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the detail of the amounts included in other expenses.

Liquidity and Capital Resources
Our primary sources of liquidity include our cash flows from operations and borrowings under the Second A&R Credit Agreement. As of December 31, 2022, we had total available liquidity of $609.2 million reflecting our cash and cash equivalents as well as remaining availability under our senior secured revolving credit facility (the “Senior Revolver”).
Our liquidity is influenced by many factors, including timing of revenue and corresponding cash collections, the amount and timing of investments in strategic initiatives, transaction costs related to business acquisitions, our investments in property, equipment and software, and the use of cash to pay tax withholding obligations upon surrender of shares upon vesting of equity awards. We continue to invest capital in order to achieve our strategic initiatives and successfully integrate acquired companies. As part of our strategic initiatives, we plan to continue to invest in technology to increase the scalability and resiliency of our systems.
We plan to continue to deploy resources to strengthen our information technology infrastructure, including automation, in order to drive additional value for our customers. We also expect to continue to invest in our global business services infrastructure and capabilities, including further expansion in the Philippines and India, and selectively pursue acquisitions and/or strategic relationships that will enable us to broaden or further enhance our offerings. New business development remains a priority as we plan to continue to boost our sales and marketing efforts. Additionally, we expect to continue to incur costs associated with implementation and transition costs to onboard new customers.
We expect our cash and cash equivalents, cash flows from operations, and our availability under the Senior Revolver to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, including debt maturities and material capital expenditures, for the next 12 months and beyond. Similar to previous material acquisitions, future potential acquisitions may be funded through the incurrence of additional debt if our current credit facilities do not have the required capacity.

Our material cash requirements include the following contractual and other obligations:

Debt

Our indebtedness significantly increased as a result of the Cloudmed Acquisition. As of December 31, 2022, we had outstanding debt of $1.8 billion with contractual payments extending through 2029, with $53.9 million payable within 12 months. Future interest payments associated with our debt total $527.6 million, with $116.6 million payable within the next 12 months, based on the floating rates as of December 31, 2022.

Leases

Our significant leasing activity encompasses leases for real estate, including corporate offices, operational facilities, and global business services centers. As of December 31, 2022, we had fixed future lease payments of $139.3 million, with $24.6 million payable within 12 months. In addition, we had purchase obligations related to leasehold improvements in the Philippines of $2.9 million, all payable with 12 months.

Software purchase and services obligations

Our primary purchase obligations relate to contracts entered into with vendors that supply various software services and products. As of December 31, 2022, we had purchase obligations related to software and service contracts of $281.1 million, with $54.4 million payable within 12 months.
As of December 31, 2022 and 2021, we had cash and cash equivalents of $110.1 million and $130.1 million, respectively. Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended December 31,
	2022	2021	2020

	(In millions)
Net cash (used in) provided by operating activities	$(9.9)	$264.8	$61.8
Net cash used in investing activities	(949.5)	(340.4)	(117.0)
Net cash provided by financing activities	943.0	31.4	137.9
Effect of exchange rate changes in cash	(3.6)	(0.5)	(0.4)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(20.0)	(44.7)	82.3
Cash Flows from Operating Activities
Cash used in operating activities increased by $274.7 million from cash provided of $264.8 million for the year ended December 31, 2021, to cash used of $9.9 million for the year ended December 31, 2022. Cash used in operating activities increased due to a larger cash bonus payout related to the 2021 bonus plan compared to the 2020 bonus plan, payment of Cloudmed compensation amounts, higher interest expense due to more indebtedness, transaction expenses related to the Cloudmed Acquisition, and decreased income from operations of $142.7 million.
For a comparison of our cash flows from operating activities for the year ended December 31, 2021 to the year ended December 31, 2020, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Cash Used in Investing Activities
Cash used in investing activities primarily includes our inorganic growth initiatives and investments in property, equipment and software. Outflows for significant acquisitions are typically offset by cash inflows from financing activities related to obtaining new debt. Cash used in investing activities included the acquisitions of Cloudmed and VisitPay in 2022 and 2021, respectively. These inorganic activities are the primary drivers of the changes in cash flows from investing activities when comparing year-over-year.
Cash used in investing activities increased by $609.1 million from $340.4 million for the year ended December 31, 2021, to $949.5 million for the year ended December 31, 2022. The increase is primarily due to a $553.0 million difference in cash payments for the Cloudmed Acquisition compared to the VisitPay acquisition, and the timing of payments for property, equipment and software. See Note 3, Acquisitions, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
For a comparison of our cash flows used in investing activities for the year ended December 31, 2021 to the year ended December 31, 2020, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Cash provided by financing activities increased by $911.6 million from $31.4 million for the year ended December 31, 2021, to $943.0 million for the year ended December 31, 2022. This change is primarily due to larger borrowings made under the Second A&R Credit Agreement compared to the 2021 Credit Agreement (defined below) and a $463.4 million decrease to debt repayments in 2022 compared to 2021. In addition, there were no inducement or deferred acquisition payments made during the year ended December 31, 2022, compared to $105.0 million paid for the inducement of the conversion of our preferred stock and a $12.5 million deferred payment related to the RevWorks acquisition during the year ended December 31, 2021. These increases were partially offset by higher amounts of cash required to pay tax withholding obligations upon surrender of shares upon vesting of equity awards.
For a comparison of our cash flows from financing activities for the year ended December 31, 2021 to the year ended December 31, 2020, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Debt and Financing Arrangements
On June 21, 2022, we entered into a Second A&R Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders named therein, governing the Company’s second amended and restated senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of the $691.3 million existing senior secured term loan A facility (the “Existing Term A Loan”), a $540.0 million senior secured incremental term loan A facility (the “Incremental Term A Loan,” and together with the Existing Term A Loan, the “Term A Loans”), a $500.0 million senior secured term loan B facility (the “Term B Loan,” and together with the Term A Loans, the “Senior Term Loans”), and a $600.0 million Senior Revolver. The Existing Term A Loan requires quarterly payments. Commencing December 31, 2022, we are also required to repay the Incremental Term A Loan and Term B Loan in quarterly principal installments. The Senior Secured Credit Facilities bear interest at a floating rate, which was 6.57% for the Term A Loans and Senior Revolver and 7.32% for the Term B Loan as of December 31, 2022. See Note 11, Derivative Financial Instruments, to our consolidated financial statements included in this Annual report on Form 10-K for discussion on our interest rate hedging transactions.
As of December 31, 2022 and 2021, we had drawn $100.0 million and had $499.1 million remaining, and drawn $80.0 million and had $369.5 million remaining, respectively, on our Senior Revolver.
The proceeds from the new Senior Secured Credit Facilities were or will be used, in addition to cash on hand, (1) to refinance, in full, all existing indebtedness under the Amended and Restated Credit Agreement, dated as of July 1, 2021, by and among Old R1 RCM and certain of its subsidiaries, Bank of America, N.A., as administrative agent, and the lenders named therein (the “2021 Credit Agreement”), and amend and restate all commitments thereunder (the “Refinancing”), (2) to pay certain fees and expenses incurred in connection with the entry into the Second A&R Credit Agreement and the Refinancing, (3) to fund the Cloudmed Acquisition and a holding company reorganization, and to pay the fees, premiums, expenses and other transaction costs incurred in connection therewith, and (4) to finance our working capital needs for general corporate purposes.
The Second A&R Credit Agreement contains a number of financial and non-financial covenants. We are required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. The Company was in compliance with all of the covenants in the Second A&R Credit Agreement as of December 31, 2022.
See Note 10, Debt, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates in connection with our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of December 31, 2022, we have hedged $500.0 million of our $1.8 billion outstanding floating rate debt to a fixed rate of 3.01% plus the applicable spread defined in the Second A&R Credit Agreement. The remaining $1.3 billion outstanding is subject to average variable rates of 6.57% for the Term A Loans and Senior Revolver and 7.32% for the Term B Loan as of December 31, 2022. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest expense on the $1.3 billion subject to variable rates by approximately $13.0 million.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee and Philippine peso because a portion of our operating expenses are incurred by our subsidiaries in India and the Philippines and are denominated in Indian rupees and Philippine pesos, respectively. We do not generate significant revenues outside of the United States. For the years ended December 31, 2022, 2021 and 2020, 8%, 9%, and 9% of our expenses were denominated in foreign currencies, respectively. As of December 31, 2022 and 2021, we had net assets of $81.5 million and $51.0 million in foreign entities, respectively. Before the impact of our foreign currency hedging activities discussed below, the reduction in earnings from a 10% change in foreign currency spot rates would have been $16.7 million and $12.9 million at December 31, 2022 and 2021, respectively.
We have hedge positions that are designated cash flow hedges of certain intercompany charges which have maturities not exceeding December 31, 2023 and are intended to partially offset the impact of foreign currency movements on future costs relating to our global business services centers. For additional information, see Note 11, Derivative Financial Instruments to our Consolidated Financial Statements included in this Annual Report on Form 10-K. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.
For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of December 31, 2022, it was anticipated that approximately $0.3 million of losses, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months. As of December 31, 2022, the notional value of the outstanding derivative contracts totaled 9.1 billion Indian rupees and 960.0 million Philippine pesos.
We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $8.9 million as of December 31, 2022.
We continually monitor our exposure to foreign currency fluctuations and may use additional derivative financial instruments and hedging transactions in the future if, in our judgment, circumstances warrant. There can be no guarantee that the impact of foreign currency fluctuations in the future will not be significant and will not have a material impact on our financial position or results of operations.

Item 8.	Consolidated Financial Statements and Supplementary Data
The financial statements required by this Item are located beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
This Item 9A includes information concerning the controls and controls evaluation referred to in the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Exchange Act included in this Annual Report as Exhibits 31.1 and 31.2.

Management’s Report on Internal Control Over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

On June 21, 2022, we completed the Cloudmed Acquisition. We are now integrating processes, employees, technologies, systems, and operations of Cloudmed into the Company. As permitted by the rules and regulations of the SEC, we have excluded Cloudmed from our assessment of our internal control over financial reporting as of December 31, 2022. Management will continue to evaluate internal controls as we complete the integration of the acquisition. Cloudmed represented 5% of the Company’s total assets as of December 31, 2022 (exclusive of intangible assets and goodwill valued through purchase accounting that were included in our assessment of our internal control over financial reporting as of that date) and 14% of the Company’s total net services revenue for the year ended December 31, 2022.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making its assessment, management has utilized the criteria set forth by the COSO of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2022. The Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP as stated in their report which appears herein.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of R1 RCM Inc.

Opinion on Internal Control Over Financial Reporting

We have audited R1 RCM Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, R1 RCM Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Revint Holdings, LLC (“Cloudmed”), which is included in the 2022 consolidated financial statements of the Company and constituted 5% of total assets as of December 31, 2022 (excluding acquired intangible assets and goodwill valued in purchase accounting that were included in management’s assessment of and conclusion on the effectiveness of internal control over financial reporting) and 14% of net services revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Cloudmed.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 16, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Chicago, Illinois
February 16, 2023

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
The information required by this item with respect to our directors and executive officers will be contained in our 2023 Proxy Statement under the caption “Information About Our Directors, Officers and 5% Stockholders” and is incorporated in this report by reference.
The information required by this item with respect to corporate governance matters will be contained in our 2023 Proxy Statement under the caption “Corporate Governance” and is incorporated in this report by reference.
Code of Integrity
We have adopted a global code of integrity that applies to all employees, including our directors and officers (our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions). Copies of our Code of Integrity: Living Our Values are available without charge upon written request directed to Corporate Secretary, R1 RCM Inc., 434 W. Ascension Way, Murray, Utah 84123. Additionally, copies are available without charge online at https://www.r1rcm.com/hubfs/Code%20of%20Integrity%202021%20Final%20External.pdf.

Item 11.	Executive Compensation

Information required to be furnished by Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K regarding executive compensation will be included in our 2023 Proxy Statement under the caption “Executive Compensation” and is herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We maintain an Amended and Restated Stock Option Plan (“2006 Plan”), and a Third Amended and Restated 2010 Stock Incentive Plan (the “2010 Amended Plan”), and together with the 2006 Plan (the “Plans”). Under the 2010 Amended Plan, we may issue up to a maximum of 55,974,756 shares of common stock, including any shares that remained available for issuance under the 2006 Plan as of the date of the IPO and any shares subject to awards that were outstanding under the 2006 Plan as of the date of the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited, or repurchased by us without the issuance of shares thereunder. We will not make any further grants under the 2006 Plan. The 2010 Amended Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, and and other share-based awards. As of December 31, 2022, 7,348,028 shares were available for future grants of awards under the 2010 Amended Plan. However, to the extent that previously granted awards under the 2006 Plan or 2010 Amended Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the 2010 Amended Plan will increase.

On June 21, 2022, the Board adopted the R1 RCM Inc. 2022 Inducement Plan (the “Inducement Plan”) to accommodate equity grants to new employees hired in connection with the 2022 Transactions. Under the Inducement Plan, we may grant RSUs (including PBRSUs) with respect to up to a total of 6,225,000 shares of common stock to new employees. Pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules, the Inducement Plan was adopted without stockholder approval. The Inducement Plan only provides for the grant of RSUs (including PBRSUs), and its terms are otherwise substantially similar to the 2010 Amended Plan, including with respect to treatment of equity awards in the event of a “change in control” as defined under the Inducement Plan. In accordance with Rule 5635(c)(4) of the NASDAQ Listing Rules, awards under the Inducement Plan can only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company or in connection with a merger or acquisition, to the extent permitted by Rule 5635(c)(3) of the NASDAQ Listing Rules. As of December 31, 2022, 259,372 shares were available for future grants of awards under the Inducement Plan. However, to the extent that previously granted awards under the Inducement Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the Inducement Plan will increase.
The following table summarizes information about the securities authorized for issuance under our equity compensation plans as of December 31, 2022:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a))
Equity compensation plans approved by stockholders (1)	14,124,381	$3.38	7,348,028
Equity compensation plans not approved by stockholders (2)	5,965,628	$—	259,372
Total	20,090,009		7,607,400

(1) Includes 3,104,413 outstanding stock options, 3,105,930 RSUs, and 7,914,038 PBRSUs awarded under the Plans. The number of shares included for PBRSUs represents the maximum shares that could vest. Since the RSUs and PBRSUs have no exercise price, they are not included in the weighted-average exercise price calculation in column b.
(2) Represents RSU and PBRSU inducement awards made in conjunction with the Cloudmed Acquisition. The number of shares included for PBRSUs represents the maximum shares that could vest. Since the RSUs and PBRSUs have no exercise price, there is no weighted-average exercise price calculation in column b.

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2023 Proxy Statement under the caption “Information About Our Directors, Officers and 5% Stockholders - Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our 2023 Proxy Statement under the captions “Related Party Transactions” and “Corporate Governance” and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be contained in our 2023 Proxy Statement under the caption “The Auditor Ratification Proposal” and is incorporated in this report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
a) The following documents are filed as a part of this report:
(1) Financial Statements: The financial statements and notes thereto annexed to this report beginning on page F-1.
(2) Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts Disclosure schedules have been omitted because they are not required or because the required information is in the Consolidated Financial Statements and notes thereto.
(3) Exhibits:

Exhibit Number	Description

2.1+
Agreement and Plan of Merger by and among Intermedix Holdings, Inc., Old R1 RCM, Project Links Parent, Inc., Project Links Merger Sub, Inc. and solely in its capacity as Securityholder Representative, Thomas H. Lee Equity Fund VI, L.P. dated as of February 23, 2018 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-34746) filed on February 26, 2018)

2.2+
Stock Purchase Agreement, dated as of January 9, 2020, by and among Old R1 RCM, Clearsight Intermediate Holdings, Inc. and Clearsight Group Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-34746) filed on January 13, 2020)

2.3+
Transaction Agreement and Plan of Merger, dated as of January 9, 2022 among Old R1 RCM, Project Roadrunner Parent Inc., Project Roadrunner Merger Sub Inc., Coyco 1, L.P., and Coyco 2, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A (File No. 001-34746) filed on January 11, 2022)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)
4.1	Description of Securities
4.2
Second Amended and Restated Registration Rights Agreement, dated as of June 21, 2022, by and among the Company, Old R1 RCM, TCP-ASC ACHI Series LLLP, IHC Health Services, Inc., Shared Business Services, LLC and the Sellers (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

4.3
Amended and Restated Investor Rights Agreement, dated June 21, 2022, by and among the Company, Old R1 RCM and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

4.4
Investor Rights Agreement, dated June 21, 2022, by and among the Company and the Sellers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

4.5
Warrant Assignment and Assumption Agreement, dated June 21, 2022, by and between the Company and IHC Health Services, Inc. (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

4.6
Warrant, dated January 23, 2018, by and between Old R1 RCM and IHC Health Services, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34746) filed on January 24, 2018)

4.7
Warrant Assignment and Assumption Agreement, dated June 21, 2022, by and between the Company and TCP ASC ACHI Series LLLP (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

4.8
Warrant, dated February 16, 2016, by and between Old R1 RCM and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34746) filed on May 10, 2016)

10.1*
Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)

10.2*
Form of Acknowledgment of Grant, used to evidence option grants under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-162186) filed on September 29, 2009)

10.3*	Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)
10.4*
Form of Restricted Stock Award Agreement under the Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on September 29, 2009)

10.5*
Form of Indemnification Agreement, entered into between Old R1 RCM and each director and executive officer (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-34746) filed on February 16, 2016)

10.6*
Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)

10.7*
Form of Restricted Stock Unit Grant Agreement under the Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-34746) filed on November 2, 2016)

10.8*
Form of Performance Based Restricted Stock Unit Grant Agreement under the Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-34746) filed on November 2, 2016)

10.9*
Form of Nonstatutory Stock Option Agreement under the Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-34746) filed on November 2, 2016)

10.10*
Accretive Health, Inc. Second Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on December 12, 2016)

10.11*
Form of Grant of Performance Based Restricted Stock Unit Awards pursuant to the Second Amended and Restated 2010 Stock Incentive Plan (to be used for awards to a senior vice president or executive vice president) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on 10-Q (File No. 001-34746) filed on October 31, 2017)

10.12*
Form of Grant of Performance Based Restricted Stock Unit Awards pursuant to the Second Amended and Restated 2010 Stock Incentive Plan (to be used for awards to a vice president or director-level employee) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on 10-Q (File No. 001-34746) filed on October 31, 2017)

10.13*	Form of Letter Agreement (to be used for executive vice presidents) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on 10-Q (File No. 001-34746) filed on October 31, 2017)
10.14
Third Amended and Restated Stockholders’ Agreement, dated as of February 22, 2009, among Old R1 RCM and the parties named therein, as amended (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-172707) filed on March 9, 2011)

10.15*
Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)

10.16^
Amended and Restated Master Professional Services Agreement by and between Ascension Health and Old R1 RCM effective as of February 16, 2016 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34746) filed on May 10, 2016)

10.17^
Amendment No. 1 to the Amended and Restated Master Professional Services Agreement by and between Old R1 RCM and Ascension Health, dated May 4, 2017 (incorporated by reference to Exhibit 10.1 to Quarterly Report on 10-Q for the quarter ended June 30, 2017 (File No. 001-34746) filed on August 2, 2017)

10.18*
Offer Letter, dated April 27, 2013, between Old R1 RCM and Joseph Flanagan (incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.19*
Restricted Stock Award, dated June 3, 2013, between Old R1 RCM and Joseph Flanagan (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.20*
Nonstatutory Stock Option Award Agreement, dated June 3, 2013, between Old R1 RCM and Joseph Flanagan (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.21*
Amendment to Offer Letter, dated April 29, 2014, between Old R1 RCM and Joseph Flanagan (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.22*
Nonstatutory Stock Option Award Agreement, dated April 29, 2014, between Old R1 RCM and Joseph Flanagan (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.23*
Restricted Stock Award Agreement, dated April 29, 2014, between Old R1 RCM and Joseph Flanagan (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-34746) filed on December 30, 2014)

10.24*
Form of Restricted Stock Award Agreement under the Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.43 to Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016)

10.25*
Letter Agreement, dated December 7, 2015, between Old R1 RCM and Joseph Flanagan (incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016)

10.26*
Restricted Stock Award Agreement, dated December 31, 2015, between Old R1 RCM and Joseph Flanagan (incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34746) filed on March 10, 2016)

10.27
Securities Purchase Agreement, dated as of December 7, 2015, by and among Accretive Health, Inc., TCP-ASC ACHI Series LLLP, and, solely for the purposes set forth therein, Ascension Health Alliance d/b/a Ascension (incorporated by reference to Exhibit 10.1 to Current Report on 8-K (File No. 001-34746) filed December 8, 2015)

10.28
Agreement by and between TCP-ASC ACHI Series LLLP and Old R1 RCM dated September 9, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on September 9, 2016)

10.29*
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Joseph G. Flanagan and Old R1 RCM (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-34746) filed on October 5, 2016)

10.30*
Non-Statutory Stock Option Award Grant Agreement, dated as of October 3, 2016, by and between Joseph G. Flanagan and Old R1 RCM (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-34746) filed on October 5, 2016)

10.31*
Employment Offer Letter Agreement, dated June 19, 2017, by and between Old R1 RCM and Gary Long (incorporated by reference to Exhibit 10.55 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 001-34746) filed on March 9, 2018)

10.32*
Amended and Restated Grant of Performance Based Awards pursuant to the R1 RCM Inc. Second Amended and Restated 2010 Stock Incentive Plan to Joseph Flanagan (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K/A (File No. 001-34746) filed on January 18, 2018)

10.33
Securities Purchase Agreement between Old R1 RCM and IHC Health Services, Inc. dated as of January 23, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on January 24, 2018)

10.34*
Form of Grant of Performance Based Restricted Stock Unit Awards - 2018 Form pursuant to the Second Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K (File No. 001-34746) filed on May 31, 2018)

10.35^
Supplement 26 to Amended and Restated Master Professional Services Agreement between Old R1 RCM and Ascension Health dated as of June 24, 2018 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on 10-Q (File No. 001-34746) filed on August 9, 2018)

10.36^
Amendment No. 2 to Amended and Restated Master Professional Services Agreement between Old R1 RCM and Ascension Health dated as of June 24, 2018 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on 10-Q (File No. 001-34746) filed on August 9, 2018)

10.37^
Amendment No. 3 to Amended and Restated Master Professional Services Agreement between Old R1 RCM and Ascension Health dated as of July 5, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on 10-Q (File No. 001-34746) filed on November 7, 2018)

10.38*
Form of Grant of Performance-Based Restricted Stock Unit Awards Agreement pursuant to the Second Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on April 10, 2019)

10.39*
Amendment No. 2 to Offer Letter, dated March 6, 2019, between Old R1 RCM and Joseph Flanagan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34746) filed on May 9, 2019)

10.40^
Amendment No. 4 to Amended and Restated Master Professional Services Agreement between Old R1 RCM and Ascension Health dated as of December 20, 2019 (incorporated by reference to Exhibit 10.61 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-34746) filed on February 20, 2020)

10.41*	Form of Grant of Performance-Based Restricted Stock Unit Awards Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on July 15, 2020)
10.42*
Offer Letter Agreement between Old R1 RCM and Rachel Wilson dated April 29, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34746) filed on August 5, 2020)

10.43
Preferred Stock Agreement, dated as of January 5, 2021, between Old R1 RCM and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on January 6, 2021)

10.44*
Form of Restricted Stock Unit Award Agreement under Old R1 RCM’s Second Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 001-34746) filed on February 18, 2021)

10.45*
Amended and Restated Offer Letter Agreement between Old R1 RCM and Joseph Flanagan dated March 23, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34746) filed on May 4, 2021)

10.46*	R1 RCM Inc. Third Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on May 21, 2021)
10.47^
Amendment No. 5 to the Amended & Restated Master Professional Services Agreement between Old R1 RCM and Ascension Health effective May 1, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34746) filed on August 3, 2021)

10.48
Voting Agreement, dated as of January 9, 2022, between Old R1 RCM, Revint Holdings, LLC, and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A (File No. 001-34746) filed on January 11, 2022)

10.49*
Form of Grant of Performance Based Restricted Stock Unit Awards under the R1 RCM Inc. Third Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34746) filed on June 14, 2022)

10.50*
Form of Grant of Performance Based Restricted Stock Unit Awards (Pull-forward) under the R1 RCM Inc. Third Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34746) filed on June 14, 2022)

10.51
Second Amended and Restated Credit Agreement, dated June 21, 2022, by and among Old R1 RCM Inc., as the Initial Borrower), the Company, as the Ultimate Borrower, the other Persons party thereto that are designated as a “Credit Party,” Bank of America, N.A., as Agent for the several financial institutions from time to time party thereto and the Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

10.52*
Employment Agreement, dated June 21, 2022, by and between the Company and Lee Rivas (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

10.53*	R1 RCM Inc. 2022 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)
10.54*	Form of Standard PBRSU Award Agreement under R1 RCM Inc. 2022 Inducement Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

10.55*
Form of Pull-forward PBRSU Award Agreement under R1 RCM Inc. 2022 Inducement Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

10.56*	Form of RSU Award Agreement under R1 RCM Inc. 2022 Inducement Plan (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)
10.57^
Amendment No. 6 to the Amended & Restated Master Professional Services Agreement, dated as of July 1, 2022, by and between Ascension Health and R1 RCM Holdco Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-41428) filed on November 8, 2022)

10.58
Director Nomination Agreement, dated as of August 2, 2022, by and between R1 RCM Inc. and Sutter Health (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41428) filed on August 8, 2022) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-41428) filed on November 8, 2022)

10.59*
Offer Letter Agreement, dated as of November 7, 2022, by and between R1 RCM Inc. and John Sparby (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-41428) filed on November 8, 2022)

10.60*
Amended and Restated Offer Letter Agreement, dated as of November 7, 2022, by and between R1 RCM Inc. and Joseph Flanagan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41428) filed on November 8, 2022)

10.61*
Amended and Restated Offer Letter Agreement, dated as of November 7, 2022, by and between R1 RCM Inc. and Lee Rivas (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41428) filed on November 8, 2022)

10.62*
Offer Letter Agreement, dated as of January 5, 2023, by and between R1 RCM. Inc. and Jennifer Williams (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41428) filed on January 5, 2023)

10.63*
Form of Employment Terms & Restrictive Covenant Agreement (for Executive Vice Presidents) (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K (File No. 001-41428) filed on December 22, 2022)

21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.
^	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R1 RCM INC.

By:	/s/ Lee Rivas
Lee Rivas
Chief Executive Officer

By:	/s/ Jennifer Williams
Jennifer Williams
Chief Financial Officer and Treasurer
Date: February 16, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lee Rivas Lee Rivas	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2023

/s/ Jennifer Williams Jennifer Williams	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 16, 2023

/s/ Richard B. Evans, Jr. Richard B. Evans, Jr.	Corporate Controller (Principal Accounting Officer)	February 16, 2023

/s/ Bradford Kyle Armbrester Bradford Kyle Armbrester	Director	February 16, 2023

/s/ Agnes Bundy Scanlan Agnes Bundy Scanlan	Director	February 16, 2023

/s/ Brian K. Dean Brian K. Dean	Director	February 16, 2023

/s/ Jeremy Delinsky Jeremy Delinsky	Director	February 16, 2023

/s/ David M. Dill David M. Dill	Director	February 16, 2023

/s/ Michael C. Feiner Michael C. Feiner	Director	February 16, 2023

/s/ Joseph Flanagan Joseph Flanagan	Director	February 16, 2023

/s/ John B. Henneman III John B. Henneman III	Lead Director	February 16, 2023

/s/ Matthew Holt Matthew Holt	Director	February 16, 2023

/s/ Neal Moszkowski Neal Moszkowski	Director	February 16, 2023

/s/ Ian Sacks Ian Sacks	Director	February 16, 2023

/s/ Jill Smith Jill Smith	Director	February 16, 2023

/s/ Anthony J. Speranzo Anthony J. Speranzo	Chair of the Board	February 16, 2023

/s/ Anthony R. Tersigni Anthony R. Tersigni	Director	February 16, 2023

/s/ Janie Wade Janie Wade	Director	February 16, 2023

R1 RCM Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of R1 RCM Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of R1 RCM Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition - Incentive fee arrangements
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company recognizes revenue related to financial performance-based incentive fees ratably as the performance obligation for revenue cycle management services is satisfied. Incentive fees are structured to reflect quarterly or annual performance and are evaluated on a contract-by-contract basis.

Auditing the Company’s recognition and measurement of variable incentive fees revenues is subjective due to the estimation uncertainty in the calculations for amounts recognized but unbilled at year end. In these situations, the Company performs an assessment of the estimated total incentive fees expected and the related revenues to be recognized. Further, the nature and terms of each individual customer agreement for end-to-end revenue cycle management services varies, and each contract requires separate analysis to ensure that incentive fee revenue recognition is appropriate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the review of customer agreements and related amendments and incentive fee calculations, including management’s internal controls over unbilled incentive fees at year end and the assessment of the estimated constraint applied to the incentive fee revenues, if any.

To test the appropriateness of the timing of recognition and measurement of incentive fee revenues at year end, our audit procedures included, among others, obtaining and reviewing the customer contracts and any related amendments, and independently confirming the unbilled incentive fee amounts recognized at year end directly with external customers. In addition, we compared historically estimated and recognized incentive fees to the actual amounts billed and collected in subsequent periods to assess the accuracy of management’s estimation process.

Cloudmed business combination – valuation of developed technology
Description of the Matter
As described in Note 3 to the consolidated financial statements, the Company completed its acquisition of all the outstanding equity interests of Revint Holdings, LLC (“Cloudmed”) for consideration of approximately $3.3 billion on June 21, 2022. The transaction was accounted for as a business combination.

Auditing the Company’s accounting for its acquisition of Cloudmed was complex due to the significant estimation required by management to determine the preliminary fair value of the acquired identified intangible assets of $1,366.6 million, the most significant of which is developed technology of $1,025.0 million. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair value to the key assumptions included in the valuation. The Company used a discounted cash flow model to measure the fair value of the developed technology intangible assets. The significant assumptions used to estimate the fair value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue and cost growth rates and technology obsolescence curves). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls addressing the risks of material misstatement over its accounting for the Cloudmed acquisition including, among others, management’s process to establish the significant assumptions and measure the acquired developed technology intangible asset. This included testing controls over management’s review of the significant assumptions and other inputs used in the determination of fair value. The testing was inclusive of key management review controls to evaluate the acquired developed technology and estimated future sales, and controls to ensure that the data used to evaluate and support the significant assumptions was complete, accurate and, where applicable, verified to appropriate data sources.

To test the Company’s accounting for the Cloudmed acquisition, our audit procedures included, among others, inspecting the terms of the executed agreement, evaluating the Company’s selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company’s valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with the evaluation of methodologies used by the Company and the significant assumptions included in the fair value estimates. We also evaluated the Company’s disclosures in the consolidated financial statements.

Cloudmed contract asset
Description of the Matter	As described in Note 2 to the consolidated financial statements, a majority of revenue arising from the recently-acquired Cloudmed business relates to services provided to identify and deliver opportunities for the Company’s healthcare provider customers for incremental reimbursement from their respective payors. As the majority of the ultimate revenue earned for the services provided will be dependent on the amount of incremental reimbursements collected by Cloudmed’s customers in a future period, the variable consideration must be estimated to reflect the Company’s expectations about the amount it will be entitled to receive from its customers. As the revenue recognized is not finalized and billed until a future period, accounting for revenue in the Cloudmed business results in the recognition of a contract asset.

At the date of the Cloudmed acquisition the acquired contract asset was $92.4 million and the balance was $115.9 million at December 31, 2022. Auditing the Company’s contract asset involved challenging judgment because the calculation involves certain subjective management assumptions, notably the realization rate to estimate the total amount that the Company’s customers are likely to collect from their payors after the services have been provided. The Company’s variable consideration is estimated based on the Company’s historical experience at the customer and service line level.

How We Addressed the Matter in Our Audit	To test the appropriateness of the contract asset, at acquisition and at the balance sheet date, our audit procedures included, among others, obtaining and reviewing the customer agreements, evaluating the significant assumptions used by management (see above) and testing the accuracy and completeness of the underlying data used in management’s calculation.

This included testing management’s estimate of their customers’ expected incremental reimbursements from the payors through inspection of source documentation such as evidence of actual subsequent collections. In addition, we evaluated the estimates made based on the Company’s historical experience and performed sensitivity analyses to evaluate the impact to the recognized contract asset that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.

Chicago, Illinois
February 16, 2023

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$110.1	$130.1
Accounts receivable, net of $15.1 million and $2.4 million allowance as of December 31, 2022 and 2021, respectively	235.2	131.3
Accounts receivable, net of $0.1 million and $0.1 million allowance - related party as of December 31, 2022 and 2021, respectively	25.0	26.1
Current portion of contract assets, net	83.9	—
Prepaid expenses and other current assets	110.3	77.2
Total current assets	564.5	364.7
Property, equipment and software, net	164.8	94.7
Operating lease right-of-use assets	80.5	48.9
Non-current portion of contract assets, net	32.0	—
Non-current portion of deferred contract costs	26.7	23.4
Intangible assets, net	1,514.5	265.4
Goodwill	2,658.2	554.7
Non-current deferred tax assets	10.4	51.8
Other assets	88.2	45.7
Total assets	$5,139.8	$1,449.3
Liabilities
Current liabilities:
Accounts payable	$33.4	$17.7
Current portion of customer liabilities	57.5	41.5
Current portion of customer liabilities - related party	7.4	7.9
Accrued compensation and benefits	109.0	97.0
Current portion of operating lease liabilities	18.0	13.5
Current portion of long-term debt	53.9	17.5
Accrued expenses and other current liabilities	70.6	59.1
Total current liabilities	349.8	254.2
Non-current portion of customer liabilities	5.0	3.3
Non-current portion of customer liabilities - related party	13.7	15.4
Non-current portion of operating lease liabilities	94.4	53.4
Long-term debt	1,732.6	754.9
Non-current deferred tax liabilities	200.7	4.2
Other non-current liabilities	23.1	17.2
Total liabilities	2,419.3	1,102.6

Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized, 439,950,125 shares issued and 416,597,885 shares outstanding at December 31, 2022; 500,000,000 shares authorized, 298,320,928 shares issued and 278,226,242 shares outstanding at December 31, 2021	4.4	3.0
Additional paid-in capital	3,123.2	628.5
Accumulated deficit	(121.9)	(64.3)
Accumulated other comprehensive loss	(3.4)	(5.3)
Treasury stock, at cost, 23,352,240 shares as of December 31, 2022; 20,094,686 shares as of December 31, 2021	(281.8)	(215.2)
Total stockholders’ equity	2,720.5	346.7
Total liabilities and stockholders’ equity	$5,139.8	$1,449.3
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net services revenue ($881.0 million, $893.5 million and $809.5 million from related party for the years ended December 31, 2022, 2021, and 2020, respectively)	$1,806.4	$1,474.6	$1,270.8
Operating expenses:
Cost of services	1,445.1	1,162.8	1,021.1
Selling, general and administrative	174.8	120.0	102.4
Other expenses	183.5	46.1	67.3
Total operating expenses	1,803.4	1,328.9	1,190.8
Income from operations	3.0	145.7	80.0
Gain on business disposition	—	—	55.7
Net interest expense	(64.0)	(18.9)	(17.3)
Income (loss) before income tax provision (benefit)	(61.0)	126.8	118.4
Income tax provision (benefit)	(3.4)	29.6	1.3
Net income (loss)	$(57.6)	$97.2	$117.1
Net income (loss) per common share:
Basic	$(0.16)	$(1.86)	$0.41
Diluted	$(0.16)	$(1.86)	$0.33
Weighted average shares used in calculating net income (loss) per common share:
Basic	352,337,767	266,183,565	115,729,645
Diluted	352,337,767	266,183,565	174,573,270
Consolidated statements of comprehensive income (loss)
Net income (loss)	(57.6)	97.2	117.1
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	9.2	2.1	(1.7)
Foreign currency translation adjustments	(7.3)	(0.9)	(0.3)
Total other comprehensive income (loss), net of tax	$1.9	$1.2	$(2.0)
Comprehensive income (loss)	$(55.7)	$98.4	$115.1

Basic:
Net income (loss)	$(57.6)	$97.2	$117.1
Less dividends on preferred shares	—	(592.3)	(22.4)
Less income allocated to preferred shareholders	—	—	(47.3)
Net income (loss) available/allocated to common shareholders - basic	$(57.6)	$(495.1)	$47.4
Diluted:
Net income (loss)	$(57.6)	$97.2	$117.1
Less dividends on preferred shares	—	(592.3)	(22.4)
Less income allocated to preferred shareholders	—	—	(37.7)
Net income (loss) available/allocated to common shareholders - diluted	$(57.6)	$(495.1)	$57.0
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	127,807,546	$1.3	(13,786,266)	$(73.6)	$372.7	$(277.8)	$(4.5)	$18.1
Impact of credit-loss standard adoption, net of tax of $0.3	—	—	—	—	—	(0.8)	—	(0.8)
Adjusted balance at January 1, 2020	127,807,546	1.3	(13,786,266)	(73.6)	372.7	(278.6)	(4.5)	17.3
Share-based compensation expense	—	—	—	—	24.2	—	—	24.2
Issuance of common stock related to share-based compensation plans	6,848,859	0.1	—	—	(0.1)	—	—	—
Exercise of vested stock options	3,156,154	—	—	—	19.3	—	—	19.3
Dividends paid/accrued on preferred stock	—	—	—	—	(22.4)	—	—	(22.4)
Acquisition of treasury stock related to share-based compensation plans	—	—	(2,882,255)	(65.6)	—	—	—	(65.6)
Net change on derivatives designated as cash flow hedges, net of tax of $0.6	—	—	—	—	—	—	(1.7)	(1.7)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.3)	(0.3)
Net income	—	—	—	—	—	117.1	—	117.1
Balance at December 31, 2020	137,812,559	$1.4	(16,668,521)	$(139.2)	$393.7	$(161.5)	$(6.5)	$87.9
Share-based compensation expense	—	—	—	—	74.9	—	—	74.9
Issuance of common stock related to share-based compensation plans	2,325,918	—	—	—	—	—	—	—
Issuance of common stock	324,212	—	—	—	7.0	—	—	7.0
Exercise of vested stock options	1,819,039	—	—	—	8.0	—	—	8.0
Acquisition of treasury stock related to share-based compensation plans	—	—	(796,908)	(19.1)	—	—	—	(19.1)
Repurchase of common stock	—	—	(2,629,257)	(56.9)	—	—	—	(56.9)
Net change on derivatives designated as cash flow hedges, net of tax of 0.7	—	—	—	—	—	—	2.1	2.1
Foreign currency translation adjustment	—	—	—	—	—	—	(0.9)	(0.9)
Conversion of preferred shares	117,706,400	1.2	—	—	250.3	—	—	251.5
Inducement dividend	—	—	—	—	(592.3)	—	—	(592.3)
Issuance of common stock related to inducement	21,582,800	0.2	—	—	487.1	—	—	487.3
Exercise of warrants pursuant to cashless provisions	16,750,000	0.2	—	—	(0.2)	—	—	—
Net income	—	—	—	—	—	97.2	—	97.2
Balance at December 31, 2021	298,320,928	$3.0	(20,094,686)	$(215.2)	$628.5	$(64.3)	$(5.3)	$346.7
Share-based compensation expense	—	—	—	—	62.3	—	—	62.3
CoyCo 2 share-based compensation expense	—	—	—	—	5.1	—	—	5.1
Issuance of common stock related to share-based compensation plans	2,954,694	—	—	—	—	—	—	—
Issuance of common stock	137,389,275	1.4	—	—	2,411.4	—	—	2,412.8
Replacement awards issued in conjunction with acquisitions	—	—	—	—	11.3	—	—	11.3
Exercise of vested stock options	1,285,228	—	(2,282)	(0.1)	4.6	—	—	4.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(1,174,754)	(27.6)	—	—	—	(27.6)
Repurchases of common stock	—	—	(2,080,518)	(38.9)	—	—	—	(38.9)
Net change on derivatives designated as cash flow hedges, net of tax of $3.1	—	—	—	—	—	—	9.2	9.2
Foreign currency translation adjustment	—	—	—	—	—	—	(7.3)	(7.3)
Net loss	—	—	—	—	—	(57.6)	—	(57.6)
Balance at December 31, 2022	439,950,125	$4.4	(23,352,240)	$(281.8)	$3,123.2	$(121.9)	$(3.4)	$2,720.5
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$(57.6)	$97.2	$117.1
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	172.0	77.5	68.7
Amortization of debt issuance costs	3.6	1.2	1.0
Share-based compensation	62.0	74.3	24.1
CoyCo 2 share-based compensation	5.1	—	—
Gain on sale of Emergency Medical Services business	—	—	(55.7)
Loss/(gain) on disposal and right-of-use asset write-downs	21.1	(0.4)	17.0
Provision for credit losses	11.8	0.7	0.6
Deferred income taxes	(6.8)	23.0	(1.2)
Non-cash lease expense	14.0	9.7	7.3
Other	6.5	(1.9)	4.7
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(51.8)	(33.2)	(56.5)
Contract assets	(24.1)	—	—
Prepaid expenses and other assets	(39.4)	(18.0)	(12.9)
Accounts payable	(16.0)	0.1	(3.4)
Accrued compensation and benefits	(77.7)	42.0	(40.3)
Lease liabilities	(18.9)	(12.7)	(13.6)
Other liabilities	(1.5)	(13.3)	25.3
Customer liabilities and customer liabilities - related party	(12.2)	18.6	(20.4)
Net cash (used in) provided by operating activities	(9.9)	264.8	61.8
Investing activities
Purchases of property, equipment, and software	(93.5)	(51.7)	(49.3)
Payment for business acquisitions, net of cash acquired	(847.7)	(294.7)	(196.0)
Proceeds from sale of Emergency Medical Services business, net of cash disposed	—	—	128.3
Other	(8.3)	6.0	—
Net cash used in investing activities	(949.5)	(340.4)	(117.0)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	1,016.6	698.6	190.6
Borrowings on revolver	50.0	120.0	50.0
Payment of debt issuance costs	(1.0)	(1.9)	—
Repayment of senior secured debt	(25.5)	(488.9)	(23.4)
Repayments on revolver	(30.0)	(110.0)	(20.0)
Payment of contingent consideration liability	—	(4.8)	—
Deferred payment related to acquisition of RevWorks	—	(12.5)	—
Inducement of preferred stock conversion	—	(105.0)	—
Payment of equity issuance costs	(2.0)	—	—
Exercise of vested stock options	4.6	8.9	18.4
Purchase of treasury stock	(39.3)	(56.5)	—
Shares withheld for taxes	(30.2)	(16.3)	(71.9)
Other	(0.2)	(0.2)	(5.8)
Net cash provided by financing activities	943.0	31.4	137.9
Effect of exchange rate changes in cash	(3.6)	(0.5)	(0.4)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(20.0)	(44.7)	82.3
Cash, cash equivalents, and restricted cash at beginning of period	130.1	174.8	92.5
Cash, cash equivalents, and restricted cash at end of period	$110.1	$130.1	$174.8
Supplemental disclosures of cash flow information
Accrued dividends payable to preferred stockholders	$—	$—	$5.8
Property, equipment and software purchases not paid	$26.9	$19.5	$11.0
Assets obtained in exchange for common stock	$24.3	$7.0	$—
Interest paid	$61.0	$17.3	$15.8
Income taxes paid	$8.6	$5.2	$4.2
Income taxes refunded	$—	$0.2	$0.4
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

1. Description of Business
R1 RCM Inc. (the “Company”) is a leading provider of technology-driven solutions that transform the patient experience and financial performance of healthcare providers. The Company helps healthcare providers generate sustainable improvements in their operating margins and cash flows while also enhancing patient, physician, and staff satisfaction for its customers.

The Company achieves these results for its customers by managing healthcare providers’ revenue cycle operations, which encompass patient registration, insurance and benefit verification, scheduling, medical treatment documentation and coding, bill preparation, and collections from patients and payers. The Company does so by deploying a unique operating model that leverages its extensive healthcare domain experience, innovative technology and intelligent automation, and process excellence. The Company assists its revenue cycle management (“RCM”) customers in managing their revenue cycle operating costs while simultaneously increasing the portion of the maximum potential services revenue they receive. Together, these benefits can generate significant and sustainable improvements in operating margins and cash flows for the Company’s customers.

The Company’s largest service offering consists of end-to-end RCM services for health systems, hospitals, and physician groups, which The Company deploys through an operating partner relationship or a co-managed relationship. Under an operating partner relationship, the Company provides comprehensive revenue cycle infrastructure to providers, including all revenue cycle personnel, technology solutions, and process workflow. Under a co-managed relationship, the Company leverages its customers’ existing RCM staff and processes, and supplement them with the Company’s infused management, subject matter specialists, proprietary technology solutions, and other resources. Under the operating partner model, the Company’s employees are the revenue cycle personnel providing services and the Company typically controls third party vendors either through direct contracts or the assumption of the customer’s vendor contracts. As a result, under the operating partner model the Company records higher expenses as well as higher revenues related to the negotiated cost to collect. Under the co-managed model, the revenue cycle personnel and third party vendors remain with the customer and those costs do not impact the Company’s financial results. For the years ended December 31, 2022, 2021, and 2020, substantially all of the Company’s net operating and incentive fees from end-to-end RCM services were generated under the operating partner model.

The Company also offers modular solutions, allowing customers to engage the Company to address specific revenue cycle improvement opportunities, such as revenue intelligence solutions (which were enhanced through the acquisition of Revint Holdings, LLC (“Cloudmed”)), automation solutions, revenue integrity solutions, PM, accounts receivables and denials recovery, PAS, CDI, coding management, business office services, and patient experience.

Once implemented, the Company’s technology solutions, processes, and services are deeply embedded in its customers’ day-to-day revenue cycle operations. The Company believes its service offerings are adaptable to meet an evolving healthcare regulatory environment, technology standards, and market trends.

Ascension
On February 16, 2016, the Company entered into a long-term strategic partnership with Ascension Health Alliance, the parent of the Company’s largest customer and the nation’s largest Catholic and non-profit health system, and TowerBrook Capital Partners (“TowerBrook”), an investment management firm (the “2016 Transaction”). As part of the 2016 Transaction, the Company amended and restated its Master Professional Services Agreement (“A&R MPSA”) with Ascension Health (“Ascension”) effective February 16, 2016 with an initial term of ten years. Pursuant to the A&R MPSA and with certain limited exceptions, the Company is the exclusive provider of RCM services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension that execute supplement agreements with the Company.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
On April 30, 2021, the Company and Ascension entered into Amendment No. 5 to the A&R MPSA, effective as of May 1, 2021, extending the agreement to April 30, 2031, among other amendments.
Cloudmed Acquisition

On June 21, 2022, pursuant to the Transaction Agreement and Plan of Merger (the “Transaction Agreement”), dated as of January 9, 2022, among R1 RCM Inc. (f/k/a Project Roadrunner Parent Inc.), R1 RCM Holdco Inc. (f/k/a R1 RCM Inc.), now a wholly-owned subsidiary of the Company (“Old R1 RCM”), Project Roadrunner Merger Sub Inc., formerly a wholly-owned subsidiary of the Company (“R1 Merger Sub”), Cloudmed, CoyCo 1, L.P. (“CoyCo 1”), CoyCo 2, L.P. (“CoyCo 2” and, together with CoyCo 1, the “Sellers”), and, solely for certain purposes set forth therein, NMC Ranger Holdings, LLC, the Company purchased Cloudmed, a leader in Revenue Intelligence™ solutions for healthcare providers, and affiliated entities (collectively, the “Cloudmed entities”), through (i) a merger of R1 Merger Sub with and into Old R1 RCM with Old R1 RCM as the surviving entity, which resulted in Old R1 RCM becoming a wholly-owned subsidiary of the Company (the “Holding Company Reorganization”) and (ii) the Sellers contributing 100% of the equity of a blocker parent corporation of the Cloudmed entities in exchange for an aggregate of 135,929,742 shares of common stock, of the Company subject to certain adjustments following the closing as set forth in the Transaction Agreement (the “Cloudmed Acquisition,” and together with the Holding Company Reorganization, the “2022 Transactions”). In October 2022, the Company finalized those adjustments, resulting in an additional 55,846 shares issued to the Sellers. For further details on the total consideration paid, refer to Note 3, Acquisitions.

Cloudmed’s revenue intelligence platform combines cloud-based data architecture and deep domain expertise with intelligent automation to analyze large volumes of medical records, payment data, and complex medical insurance models to identify opportunities to deliver additional revenue to customers. The Company believes this transaction will enable the Company to further its ability to deliver transformative value to healthcare providers through a more fulsome platform of differentiated capabilities by creating a scaled leader across both end-to-end RCM and technology-driven revenue intelligence.

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

Emergency Medical Services Disposition

As part of our portfolio analysis and strategic initiatives, the Company disposed the emergency medical services (“EMS”) business on October 30, 2020 for $140.0 million, inclusive of a $5.0 million hold-back amount subject to the completion of certain transition services, to be paid approximately one year from the date of the disposition (the “EMS Disposition”). The total sale price net of costs to sell was $132.7 million, which included customary adjustments for working capital, indebtedness, cash, and transaction expenses. R1 allocated goodwill to the disposed business based on the relative fair value methodology. The total goodwill allocated to the EMS Disposition was $7.1 million. The gain recognized on the EMS Disposition was $55.7 million.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the assets, liabilities and results of operations of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with the United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results can differ from those estimates.
Revenue Recognition
The Company’s largest source of revenue is its operating partner arrangement to provide end-to-end RCM services. The Company also generates revenue through modular RCM solutions, where customers will engage the Company for only specific components of its end-to-end RCM service offering on a fixed-fee or volumetric basis.

Revenue Cycle Management

RCM services fees are primarily variable and performance related, and are generally viewed as a series of distinct services in which there are identifiable increments within a long-term service contract. Variable consideration for end-to-end RCM services are allocated to and recognized over the related time period as the amounts reflect the consideration the Company is entitled to and relate specifically to the Company’s efforts to satisfy its performance obligation. Fees for physician group RCM services include variable consideration contingent on customer collections, and inputs to the Company’s revenue estimates typically include historical service fees and historical customer collection amounts. RCM services fees consist of net operating fees, incentive fees, and modular and other fees.

Net Operating Fees

The Company’s net operating fees consist of:

i.gross base fees invoiced to customers; less

ii.corresponding costs of customers’ revenue cycle operations which the Company pays pursuant to its                         RCM agreements, including salaries and benefits for the customers’ RCM personnel, and related third-party vendor costs; plus

iii.fees accrued for physician group RCM services.

The Company recognizes revenue related to net operating fees ratably as the performance obligation for the RCM services is satisfied. Base fees are typically billed in advance of the quarter and paid in three monthly payments as the entity performs and the customer simultaneously receives and consumes the benefits of the services provided. The costs of customers’ revenue cycle operations, which the Company pays pursuant to its RCM agreements, are accrued based on the service period. Net operating fees for physician groups are invoiced on a monthly basis and payment terms are typically 30 days.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Incentive Fees

Incentive fees are structured to reflect quarterly or annual performance and are evaluated on a contract-by-contract basis. The Company estimates incentive fee revenue based on contractually agreed-upon financial or operating metrics. The Company recognizes revenue related to incentive fees ratably as the performance obligation for RCM services is satisfied, to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved. Incentive fees are typically billed and paid on a quarterly basis.

Modular and Other

The Company recognizes revenue related to modular and other RCM fees as RCM services are provided. Fees are typically variable in nature and revenue is recognized as services are provided or when any uncertainty associated with the variable fee is subsequently resolved. The customer simultaneously receives and consumes the benefits provided by the services and the fees are typically billed on a monthly basis and payment terms are typically 30 days. To the extent that certain service fees are fixed and not subject to refund, adjustment, or concession, these fees are generally recognized into revenue ratably as the performance obligation is satisfied.

The Company recognizes revenue from PAS in the period in which the service is performed. The Company’s PAS arrangements typically consist of an obligation to provide specific services to customers upon request. These services are provided under a fixed price per unit arrangement. Fees for the Company's PAS arrangements are typically billed on a monthly basis with 30 to 60 day payment terms.

PM services arrangements include a single performance obligation, constituting a series, to manage and administer various non-clinical aspects of a customer’s physician practice, which may be comprised of numerous physical office locations. Consideration for PM services is typically variable in nature and allocated to and recognized over the related time period as the amounts reflect the consideration the Company is entitled to and relate specifically to the Company’s effort to satisfy its performance obligation. PM services fees are invoiced on a monthly basis and payment terms are typically 30 days.

Bundled Services

Modular RCM solutions may be sold separately or bundled in a contract. End-to-end RCM services are typically sold separately but may be bundled with PAS. PAS are commonly sold separately. The typical length of an end-to-end RCM contract is three to ten years (subject to the parties’ respective termination rights) but varies from customer to customer. Modular RCM agreements generally vary in length between one and three years.

For bundled arrangements, the Company accounts for individual services as a separate performance obligation if a service is separately identifiable from other items in the bundled arrangement and if a customer can benefit from it on its own or with other resources that are readily available to the customer. Revenue for the individual services is recognized ratably as services are performed, which is materially within the same accounting period for the services in the bundle. PAS are provided at a customer’s election but do not represent material rights as the services are priced at standalone selling price throughout the life of the agreement.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Cost of Services
Cost of services consist of (i) on-site personnel and technology costs, (ii) global business services costs, and (iii) other costs. On-site personnel and technology costs consist primarily of wages, bonuses, benefits, share-based compensation, travel, and other costs associated with employees who are assigned to customer sites to help manage the Company’s customers’ revenue cycle operations. The other significant portion of such expenses is an allocation of the costs associated with maintaining, improving, and deploying our integrated proprietary technology suite. Global business services costs relate to the Company’s global business services centers in the U.S. and internationally that perform patient scheduling and pre-registration, medical transcription, cash posting, reconciliation of payments to billing records, patient follow-up, and Medicaid eligibility determination for our customers. The Company incurs expenses related to salaries and benefits for employees in its global business services centers and non-payroll costs associated with operating its global business services centers. Other expenses consist of costs related to managing other services. These expenses consist primarily of wages, bonuses, benefits, rent, share-based compensation, amortization of intangible assets, assumed vendor contracts for onboarded customers, and other costs.

Costs associated with generating the Company’s net services revenue are expensed as incurred, with the exception of deferred contract costs, which are certain costs associated with the initial phases of customer contracts and the related transition of customer hospitals and physician groups that are deferred. These fulfillment costs relate directly to the Company’s responsibilities under the corresponding customer contracts, generate or enhance resources of the Company that will be used in satisfying its performance obligations in the future, and are expected to be recovered through the margins realized.

The following table summarizes the breakout of deferred contract costs:

	December 31, 2022	December 31, 2021
Prepaid expenses and other current assets	$5.1	$3.7
Non-current portion of deferred contract costs	26.7	23.4
Total deferred contract costs	$31.8	$27.1

The associated assets are amortized as services are transferred to the customer over the remaining life of the contracts. For the years ended December 31, 2022 and 2021, total amortization was $8.3 million and $4.6 million, respectively, and there were no associated impairment losses.
Comprehensive Income
Comprehensive income is the net income of the Company combined with other changes in stockholders’ equity not involving ownership interest changes. For the Company, such changes are foreign currency translation adjustments and changes in derivatives designated as cash flow hedges.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Cloud Computing Arrangements
The Company capitalizes qualifying set-up and implementation costs related to the Company’s cloud computing arrangements. The deferred costs are amortized over the term of the associated cloud computing arrangement on a straight-line basis unless another systematic and rational basis is more representative of the pattern in which the Company expects to benefit from access to the cloud computing arrangement.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Capitalized cloud computing implementation costs are presented in prepaid expenses and other current assets and other assets on the Consolidated Balance Sheets. As of December 31, 2022 and 2021, the Company had net capitalized cloud computing implementation costs of $6.8 million and $8.6 million, respectively.
Property, Equipment and Software
Property, equipment and software are stated at cost, and related depreciation and amortization are calculated on the straight-line method over the estimated useful lives of the assets.
The Company capitalizes qualifying internal and third-party costs and hardware and software costs related to the Company’s software development activities. The Company amortizes the capitalized software development costs over their estimated life on a straight-line basis.
The major classifications of property, equipment and software and their expected useful lives are as follows:

Buildings and land	30 years and indefinite
Computers and other equipment	3 years
Leasehold improvements	Shorter of 10 years or lease term
Office furniture	5 years
Software	3 to 5 years
Property, equipment and software consist of the following:

	December 31, 2022	December 31, 2021
Buildings and land	$24.3	$—
Computer and other equipment	75.6	60.4
Leasehold improvements	24.1	23.3
Software	243.2	177.0
Office furniture	12.4	6.5
Property, equipment and software, gross	379.6	267.2
Less accumulated depreciation and amortization	(214.8)	(172.5)
Property, equipment and software, net	$164.8	$94.7
Property, equipment and software, net, located internationally was $20.3 million and $13.9 million as of December 31, 2022 and 2021, respectively. The remaining property, equipment and software was located in the U.S.
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses:

	Year Ended December 31,
	2022	2021	2020
Cost of services	$53.4	$51.8	$46.6
Selling, general and administrative	1.2	2.8	4.0
Total depreciation and amortization	$54.6	$54.6	$50.6

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Impairment of Long-Lived Assets
Property, equipment, software, right-of-use (“ROU”) assets, deferred contract costs, and other acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If circumstances require a long-lived asset or asset group be reviewed for possible impairment, the Company first compares undiscounted cash flows expected to be generated by each asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. There was no material impairment of property, equipment, software, deferred contract costs, or other acquired intangible assets for the years ended December 31, 2022, 2021, and 2020. For the years ended December 31, 2022, 2021, and 2020, we impaired ROU assets and related leasehold improvements related to leased facilities which we exited. See Note 8, Leases, and Note 14, Other, for more information.
Accrued Compensation and Benefits
Accrued compensation and benefits consists of accrued payroll, bonus, paid time off, health benefits, severance, and compensation and benefits related taxes.
Fair Value of Financial Instruments
The Company records its financial assets and liabilities at fair value. The accounting standard for fair value (i) defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, (ii) establishes a framework for measuring fair value, (iii) establishes a hierarchy of fair value measurements based upon the ability to observe inputs used to value assets and liabilities, (iv) requires consideration of nonperformance risk, and (v) expands disclosures about the methods used to measure fair value. The accounting standard establishes a three-level hierarchy of measurements based upon the reliability of observable and unobservable inputs used to arrive at fair value. Observable inputs are independent market data, while unobservable inputs reflect the Company’s assumptions about valuation. The three levels of the hierarchy are defined as follows:
•Level 1: Observable inputs such as quoted prices in active markets for identical assets and liabilities;
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
•Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
The carrying amounts of the Company’s financial instruments, which include financial assets and liabilities     such as cash and cash equivalents, restricted cash equivalents, accounts receivable, net, accounts payable, accrued service costs, accrued compensation and benefits, and certain other current assets and accrued expenses, approximate their fair values, due to their short-term nature. See Note 11, Derivative Financial Instruments, for a discussion of the fair value of the Company’s forward currency derivative contracts and interest rate swaps.

The Company believes the carrying value of the senior revolver and term loans (see Note 10, Debt) approximates fair value as they are variable rate bank debt.

Other than the items discussed above, the Company does not have any financial assets or liabilities that are required to be measured at fair value on a recurring basis.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using current tax laws and enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance for deferred tax assets if, based upon the weight of all available evidence, both positive and negative, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the relevant tax authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest amount of benefit that has a greater than 50% percent likelihood of being realized upon ultimate settlement. Interest and penalties relating to income taxes are recognized in our income tax provision in the consolidated statements of operations and comprehensive income.
Legal and Other Contingencies
In the normal course of business, the Company is subject to regulatory investigations or legal proceedings, as well as demands, claims and threatened litigation. The Company records an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of the probability and whether the loss can be reasonably estimated. Actual expenses could differ from such estimates.
Foreign Currency Translation and Transaction Gains (Losses)
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where such local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date. As of December 31, 2022 and 2021, the Company had net assets of $81.5 million and $51.0 million in foreign entities, respectively. Income and expense accounts are translated at average exchange rates during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss).
Share-Based Compensation Expense
The Company determines the expense for all employee share-based compensation awards by estimating their fair value and recognizing such value as an expense, on a ratable basis, in the consolidated financial statements over the requisite service period in which the employees earn the awards. Performance-based stock awards are recognized in expense when the performance metrics are probable to be achieved. Changes in the estimate of achievement of the performance metrics are recognized in the period of the change through a cumulative catch-up. The Company assesses the performance metrics in its awards on a quarterly basis to determine if a cumulative catch-up is necessary. The fair value of stock options is calculated using the Black-Scholes option pricing model. For the year ended December 31, 2022, the number of options granted (24,344) was immaterial.
As part of the transactions contemplated by the Transaction Agreement, equity awards held by certain employees of Cloudmed (“Former Class P Units”) were modified, through a series of transactions, into awards (“Management Units”) of CoyCo 2. Certain Former Class P Units that were subject to performance-based vesting conditions did not become vested upon the closing of the Cloudmed Acquisition (“Unvested Units”). The Management Units issued by CoyCo 2 are treated as share-based compensation under ASC 718, Compensation - Stock Compensation.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The Unvested Units are not awards of the Company and the participants will receive no additional shares of the Company upon satisfaction of the vesting criteria described in Note 13, Share-Based Compensation. However, GAAP requires the Company recognize the cost of share-based compensation granted by an investor (CoyCo 2) to the Company’s employees and service providers for services that benefit the Company’s operations (hereafter, “CoyCo 2 share-based compensation expense”), and a corresponding capital contribution because the costs are incurred on the Company’s behalf. A Monte Carlo simulation was used to estimate the fair value of the Unvested Units.
The Company recognizes compensation expense using a straight-line method over the applicable service or performance period. During each quarter, the share-based compensation expense is adjusted to reflect forfeitures during the period.
Treasury Stock
The Company records treasury stock at the cost to acquire such shares, including commissions paid to brokers. Treasury stock is included as a component of stockholders’ equity.
Earnings (Loss) Per Share
Basic net income per share is computed by dividing net income, less any dividends, accretion or decretion, redemption or induced conversion on the preferred stock, by the weighted average number of common shares outstanding during the period. As the preferred stock formerly but no longer in issue (as defined in Note 12) participates in dividends alongside the Company’s common stock (per their participating dividends), the preferred stock would constitute participating securities under ASC 260-10, Earnings Per Share, and are applied to earnings per share using the two-class method. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.
Diluted net income per share is calculated by adjusting the denominator used in the basic net income per share computation by potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PBRSUs”), and shares issuable upon conversion of preferred stock.
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

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
3. Acquisitions

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

Cloudmed

On June 21, 2022, the Company completed the acquisition of Cloudmed for a purchase price of $3.3 billion. The following table summarizes the fair value of the total consideration paid:

Fair Value
Stock consideration transferred to the Sellers (1)	$2,390.5
Cash consideration (2)	879.8
Replacement awards issued to Cloudmed equity award holders (3)	11.3
Total consideration	$3,281.6

(1) The stock consideration fair value includes a 12.5% discount for lack of marketability factor related to an 18-month lock-up period during which the Sellers may not sell their Company common stock.
(2) Cash consideration includes the repayment of Cloudmed’s pre-existing credit facility that was paid off at closing and was not assumed by the Company.
(3) Represents the pre-acquisition service portion of the fair value of 1,536,220 replacement RSUs issued to Cloudmed equity award holders at closing.

The Company funded the cash consideration component and the Company’s associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness (see Note 10, Debt).

The purchase price has been provisionally allocated to assets acquired and liabilities assumed based on their fair value as of the acquisition date. The fair value estimate of assets acquired and liabilities assumed is pending the completion of various elements, including gathering further information about the identification and completeness of all assets and liabilities acquired, the finalization of an independent appraisal and valuation of the fair value of the assets acquired and liabilities assumed, and final review by the Company’s management. Some of the more significant amounts that are not yet finalized relate to the fair value of intangible assets (including goodwill), contract assets, and income and non-income related taxes. Accordingly, management considers the balances shown in the following table to be preliminary, and there could be adjustments to the consolidated financial statements, including changes in our amortization expense related to the valuation of intangible assets acquired and their respective useful lives, among other adjustments.

The preliminary fair value of assets acquired and liabilities assumed is:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Purchase Price Allocation
Total purchase consideration	$3,281.6

Allocation of consideration to assets acquired and liabilities assumed:
Cash and cash equivalents	$32.1
Accounts receivable	61.8
Current portion of contract assets	68.5
Property, equipment and software	5.0
Operating lease right-of-use assets	25.3
Non-current portion of contract assets	23.9
Intangible assets	1,366.6
Goodwill	2,103.6
Other assets	6.7
Accounts payable	(31.9)
Customer liabilities	(3.3)
Accrued compensation and benefits	(93.0)
Operating lease liabilities	(25.4)
Deferred income tax liabilities	(245.4)
Other liabilities	(12.9)
Net assets acquired	$3,281.6

The intangible assets identified in conjunction with the Cloudmed Acquisition and their preliminary fair values are as follows:

	Useful Life	Gross Carrying Value
Customer Relationships	18 years	$318.0
Technology	7 years	$1,025.0
Tradename	5 years	$23.5
Favorable leasehold interests	Life of lease	$0.1

The goodwill recognized is primarily attributable to growth and cost reduction synergies that are expected to be achieved from the integration of Cloudmed. None of the goodwill is expected to be deductible for income tax purposes.

Included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2022 are net sales of $260.0 million and net loss before income taxes of $10.7 million related to the operations of Cloudmed since the acquisition date of June 21, 2022.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Measurement period adjustments

The Company had various measurement period adjustments due to an updated valuation report and additional information received since the Cloudmed Acquisition. The significant adjustments during the three months ended December 31, 2022 included a $3.5 million decrease to intangible assets related to updated assumptions and information included in the valuation report, an increase to the deferred income tax liability of $103.4 million related to updated tax return information, and an offset of these changes to goodwill. In conjunction with the adjustments, the Company adjusted amortization expense in the three months ended December 31, 2022.

Prior Acquisitions

During 2021, the Company acquired the following business:

Company Name	Description of the Business	Description of the Acquisition
iVinci Partners, LLC d/b/a VisitPay (“VisitPay”)	Provider of digital payment solutions	Purchased all outstanding equity interests

In 2020, the Company purchased certain assets related to the RevWorks services business from Cerner Corporation. In accordance with the purchase agreement, the Company paid the first deferred payment of $12.5 million in the third quarter of 2021. The remaining deferred payment of $12.5 million was payable on the second anniversary of the closing date (August 2022) and is included in other accrued expenses on the Consolidated Balance Sheet as of December 31, 2022 as it had not been paid as of such date.

The two deferred payments related to the RevWorks acquisition were contractual obligations of the Company; however, they are refundable to the Company if certain RevWorks customer revenue targets defined in the purchase agreement for the first two years following the acquisition are not achieved. The parties are currently engaged in arbitration to finalize the remaining deferred payment and contingently refundable consideration amounts. The contingently refundable consideration is stated at an amount approximating the amount expected to be realized.

Pro Forma Results (Unaudited)

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

	Year Ended December 31,
	2022	2021
Net services revenue	$2,009.7	$1,813.5
Net loss	$(55.0)	$(177.5)

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

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
4. Intangible Assets

The following table provides the gross carrying value and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2022 and December 31, 2021:

	December 31, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$418.0	$(36.3)	$381.7	$100.0	$(20.8)	$79.2
Technology	1,240.5	(129.3)	1,111.2	215.5	(30.2)	185.3
Tradename	24.5	(3.0)	21.5	1.0	(0.1)	0.9
Favorable leasehold interests	0.1	—	0.1	—	—	—
Total intangible assets	$1,683.1	$(168.6)	$1,514.5	$316.5	$(51.1)	$265.4

The fair value of the identifiable intangible assets was derived utilizing an income approach to derive the present value of future cash flows from developed technology, customer relationships, tradename, and favorable leasehold interests.

Intangible asset amortization expense was $117.4 million, $22.9 million, and $18.1 million for the years ended December 31, 2022, 2021, and 2020 respectively. Amortization expense for intangible assets is included in cost of services on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has no indefinite-lived intangible assets.

Estimated annual amortization expense related to intangible assets with definite lives as of December 31, 2022 is as follows:

2023	$197.2
2024	195.3
2025	193.7
2026	193.7
2027	191.2
Thereafter	543.4
Total	$1,514.5

5. Goodwill

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which applies the acquisition method of accounting.
Changes in the carrying amount of goodwill for the year ended December 31, 2022 were:

Goodwill
Balance as of December 31, 2021	$554.7
Cloudmed Acquisition	2,103.6
Change in foreign currency rates	(0.1)
Balance as of December 31, 2022	$2,658.2

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The Company annually tests goodwill for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. The goodwill impairment test consists of a qualitative assessment of impairment indicators, followed by, if necessary, a quantitative assessment comparing the carrying amount to the reporting unit’s fair value. To the extent that the carrying value exceeds the fair value, an impairment charge would be recorded. The Company has determined there to be one reporting unit, consistent with its single operating and reportable segment. As part of its annual impairment analysis, the Company performed a qualitative assessment and determined there was no impairment of goodwill for the year ended December 31, 2022.

6. Revenue Recognition

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue:

	Year Ended December 31,
	2022	2021	2020
Net operating fees	$1,309.7	$1,211.8	$1,093.8
Incentive fees	106.8	143.8	70.6
Modular and other (1)	389.9	119.0	106.4
Net services revenue	$1,806.4	$1,474.6	$1,270.8

(1) Modular and other revenue primarily consists of service fees related to Cloudmed and revenue integrity solutions, PM services, PAS, and software subscription revenue.

Contract Balances

The following table provides information about contract assets, net and contract liabilities from contracts with customers:

	December 31, 2022	December 31, 2021
Contract assets, net
Current	$83.9	$—
Non-current	32.0	—
Total contract assets, net	$115.9	$—

Contract liabilities
Current (1)	$9.7	$10.3
Non-current (2)	18.7	18.7
Total contract liabilities	$28.4	$29.0

(1) Current contract liabilities include $7.6 million and $7.8 million classified in the current portion of customer liabilities and $2.1 million and $2.5 million classified in the current portion of customer liabilities - related party as of December 31, 2022 and 2021, respectively.
(2) Non-current contract liabilities include $5.0 million and $3.3 million classified in the non-current portion of customer liabilities and $13.7 million and $15.4 million classified in the non-current portion of customer liabilities - related party as of December 31, 2022 and 2021, respectively.

The contract assets, net balance will increase or decrease based on the timing of invoices and recognition of revenue. Prior to the Cloudmed Acquisition, the Company did not have significant contract assets. Significant changes in the carrying amount of contract assets, net for the six months ended December 31, 2022 were as follows:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Contract Assets
Balance as of June 30, 2022	$89.6
Revenue recognized	172.9
Amounts billed	(151.0)
Other (1)	4.4
Balance as of December 31, 2022	$115.9

(1) Other primarily includes measurement period adjustments to the contract assets acquired from the Cloudmed Acquisition.

A contract asset is recorded when the Company has recognized revenue but does not yet have the right to invoice. A receivable is recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days.

The Company recognized revenue of $94.8 million and $98.0 million during the years ended December 31, 2022 and 2021, which amounts were included in contract liabilities on January 1 of the respective periods. These revenue amounts include $85.8 million and $88.1 million for the years ended December 31, 2022 and 2021, respectively, related to advanced billings which become accounts receivable and contract liabilities on the first day of the respective service period.

Refer to Note 3, Acquisitions, for the preliminary contract assets acquired and contract liabilities assumed as part of the Cloudmed Acquisition.

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The estimated revenue does not include amounts of variable consideration that are constrained.

	Net operating fees	Incentive fees
2023	$115.4	$27.0
2024	82.5	—
2025	39.3	—
2026	38.2	—
2027	34.1	—
Thereafter	124.9	—
Total	$434.4	$27.0

The amounts presented in the table above include variable fee estimates of the Company’s physician groups RCM services contracts, fixed fees, and forecasted incentive fees. Fixed fees are typically recognized ratably as the performance obligation is satisfied and forecasted incentive fees are measured cumulatively over the contractually defined performance period.

Estimates of revenue expected to be recognized in future periods also exclude unexercised customer options to purchase services within the Company’s PAS contracts that do not represent material rights to the customer.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The Company does not disclose information about remaining performance obligations with an original expected duration of one year or less. The Company has elected certain of the optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. Accordingly, the Company applies a practical expedient to its modular RCM solutions and does not disclose information about variable consideration from remaining performance obligations when the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. PAS performance obligations are typically short in duration (often less than 1 day) with any uncertainty related to the associated variable consideration resolved as each increment of service (completion of a level of care review or an appeal) is completed which reflects the value the customer receives from the Company’s fulfillment of the performance obligation. Modular RCM solutions performance obligations for variable consideration are of short duration with fees corresponding to the value the customer has realized, for example, patient accounts collected on behalf of the customer or medical record lines transcribed.
For end-to-end RCM contracts, the Company does not disclose information about remaining, wholly unsatisfied performance obligations for variable consideration that the Company is able to allocate to one or more, but not all, of the performance obligations in its contracts. The Company’s end-to-end RCM services performance obligations are satisfied over time and are substantially the same from period to period under either a co-managed or operating partner model. Fees are variable and consist of net operating fees and incentive fees, with the uncertainty related to net operating fees and certain incentive fees being resolved quarterly, and with the uncertainty of other incentive fees being resolved annually. The information presented in the table above includes estimates for incentive fees where the uncertainty related to the final fee is resolved on longer than a quarterly basis and to the extent the Company does not believe the associated consideration is constrained.

7. Accounts Receivable and Allowance for Credit Losses

Accounts receivable is comprised of unpaid balances pertaining to modular solutions and end-to-end RCM customers, net receivable balances for end-to-end RCM customers after considering cost reimbursements owed to such customers, including related accrued balances, and amounts due from physician RCM and PM customers.

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

During the year ended December 31, 2022, the Company increased the allowance for credit losses related to a physician customer by $9.6 million due to the customer facing financial challenges and its resulting inability to make a contractually required payment during the year. As a result of reviewing the potential expected outcomes related to this customer, the Company holds an allowance for credit losses of $10.1 million related to an overall receivable balance of $32.6 million as of December 31, 2022.

The Company has presented the rollforward below on a consolidated basis as the currently expected credit losses for its large integrated healthcare system customers are not anticipated to be material.

Movements in the allowance for credit losses related to accounts receivable are as follows:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	Year Ended December 31,
	2022	2021
Beginning balance	$2.5	$3.8
Cumulative effect of Cloudmed ASC 326 adoption	1.8	—
Provision (recoveries)	11.1	0.7
Write-offs	(0.2)	(2.0)
Ending balance	$15.2	$2.5
The Company acquired contract assets through the Cloudmed Acquisition. As of December 31, 2022, there was an allowance of credit losses of $2.2 million against total contract assets.

8. Leases

The Company determines if an arrangement is a lease at inception. The Company has operating leases for corporate offices, operational facilities, global business services centers, and certain equipment. Operating leases with terms greater than one year at commencement are included in operating lease ROU assets and operating lease liabilities (current and non-current) on the Consolidated Balance Sheets.

Operating ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the incremental borrowing rate, determined based on the information available at the lease commencement date, is used in calculating the present value of lease payments. ROU assets also include any lease prepayments made and excludes any lease incentives. The Company’s leases may include options to extend the lease term and the Company’s determination of the likely lease term incorporates these options when it is reasonably certain that they will be exercised.

The Company elected to not separate lease and non-lease components for building and equipment leases. The Company will account for the lease and non-lease components, such as fixed service charges, as a single lease component. For leases with an initial term of 12 months or less, expense is recognized on a straight-line basis over the lease term.

Leases have remaining lease terms of up to 11 years, some of which include options to extend the leases for up to 10 years. In circumstances where there are significant foreign tax incentives, the Company has determined it to be reasonably certain to exercise the renewal options. The Company subleases certain office spaces to third parties.
The components of lease costs are as follows:

	Year Ended December 31,
	2022	2021
Operating lease cost	$22.1	$15.8
Sublease income	(1.6)	(2.3)
Total lease cost	$20.5	$13.5

The following table summarizes the supplemental information related to operating leases:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	Year Ended December 31,
	2022	2021
Weighted average remaining lease term	7 years	7 years
Weighted average incremental borrowing rate	6.52%	8.10%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$27.0	$22.8
ROU assets obtained or acquired in exchange for operating lease obligations (1)	67.7	20.3
(1) This amount includes ROU assets acquired from the Cloudmed Acquisition. For details on the preliminary ROU assets acquired and liabilities assumed, refer to Note 3, Acquisitions.

The Company presents all non-cash charges related to any modification or reassessment events triggering remeasurement, and obtaining new leases for non-cash consideration that result in adjustments to the lease liability or ROU asset as non-cash transactions. As part of evaluating its footprint, the Company exited certain leased facilities. During the three months ended December 31, 2022, the Company recorded ROU asset and related leasehold improvement impairments of $17.0 million as a result of decisions to exit various leases acquired as part of the Cloudmed Acquisition.

Maturities of lease liabilities as of December 31, 2022 are as follows:

Operating Leases
2023	$24.6
2024	23.9
2025	22.6
2026	16.8
2027	10.7
Thereafter	40.7
Total	139.3
Less:
Imputed interest	26.9
Present value of lease liabilities	$112.4

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
9. Customer Liabilities

Customer liabilities include (i) accrued service costs (amounts due and accrued for cost reimbursements), (ii) collections payable to clients (consisting primarily of amounts collected on behalf of the Company’s physician group customers to be remitted within twelve months), (iii) customer deposits (consisting of amounts due as a refund to the Company’s customers on base fees and incentive fees), (iv) refund liabilities (amounts potentially due as a refund to the Company’s customers on incentive fees), and (v) deferred revenue (contract liabilities) (fixed or variable fees amortized to revenue over the service period).
Customer liabilities consist of the following:

	December 31, 2022	December 31, 2021
Accrued service costs, current	$21.9	$32.3
Collections payable to clients, current	29.1	3.0
Customer deposits, current	1.5	—
Refund liabilities, current	2.7	3.8
Deferred revenue (contract liabilities), current	9.7	10.3
Current portion of customer liabilities (1)	64.9	49.4

Deferred revenue (contract liabilities), non-current	18.7	18.7
Non-current portion of customer liabilities (1)	18.7	18.7
Total customer liabilities	$83.6	$68.1

(1) Current and non-current portion of customer liabilities include amounts for a related party. See Note 19, Related Party Transactions, for further discussion.

10. Debt

The carrying amounts of debt consist of the following:

	December 31, 2022	December 31, 2021
Senior Revolver (1)	$100.0	$80.0
Term A Loans	1,211.4	695.6
Term B Loan	498.7	—
Unamortized discount and issuance costs	(23.6)	(3.2)
Total debt	1,786.5	772.4
Less: Current maturities	(53.9)	(17.5)
Total long-term debt	$1,732.6	$754.9
(1) As of December 31, 2022, the Company had $100.0 million in borrowings, $0.9 million letters of credit outstanding, and $499.1 million of availability under the senior secured revolving credit facility (“Senior Revolver”).

Second Amended and Restated Senior Secured Credit Facilities

On July 1, 2021, the Company and certain of its subsidiaries entered into an amended and restated senior credit agreement (the “A&R Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders named therein, and governing credit facilities consisting of a $700.0 million senior secured term loan facility and a $450.0 million senior revolver.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The proceeds from the A&R Credit Agreement, in addition to cash on hand, were used to refinance, in full, all debt under the existing credit agreement, which consisted of a $325.0 million senior secured term loan facility and a $100.0 million senior secured revolving credit facility, and to fund the VisitPay acquisition. For the year ended December 31, 2021, the carrying amounts of debt presented in the table above were incurred under the A&R Credit Agreement.

On June 21, 2022, the Company and certain of its subsidiaries entered into a second amended and restated senior credit agreement (the “Second A&R Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders named therein, governing the Company’s second amended and restated senior secured credit facilities (the “Senior Secured Credit Facilities”), was executed and consisted of the $691.3 million existing senior secured term loan A facility (the “Existing Term A Loan”), a $540.0 million senior secured incremental term loan A facility (the “Incremental Term A Loan,” and together with the Existing Term A Loan, the “Term A Loans”), a $500.0 million senior secured term loan B facility (the “Term B Loan,” and together with the Term A Loans, the “Senior Term Loans”), and a $600.0 million Senior Revolver. In conjunction with entering into the Second A&R Credit Agreement, the Company incurred $7.2 million and capitalized $6.4 million of debt issuance costs.

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

Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) an Alternate Base Rate (“ABR”) equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.50% per annum, and (c) the Term Secured Overnight Financing Rate (“SOFR”) for an interest period of one-month beginning on such day plus 100 basis points, plus between 0.25% and 1.50% dependent on the Company’s total net leverage ratio (provided that the Term SOFR rate applicable to the Term A Loans shall not be less than 0.00% per annum, and the Term SOFR rate applicable to the Term B Loan shall not be less than 0.50% per annum); or (ii) the Term SOFR rate (provided that the Term SOFR rate applicable to the Term A Loans shall not be less than 0.00% per annum, and the Term SOFR rate applicable to the Term B Loan shall not be less than 0.50% per annum), plus between 1.25% and 2.50%, dependent on the Company’s total net leverage ratio. The interest rate as of December 31, 2022 was 6.57% for the Term A Loans and Senior Revolver and 7.32% for the Term B Loan. The Company is also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate between 0.20% and 0.40% of the average daily unutilized commitments thereunder dependent on the Company’s total net leverage ratio.

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

The Second A&R Credit Agreement contains several financial and non-financial covenants. The Company was in compliance with all of the covenants in the Second A&R Credit Agreement as of December 31, 2022. The obligations under the Second A&R Credit Agreement are secured by a pledge of 100% of the capital stock of certain domestic subsidiaries owned by the Company and a security interest in substantially all of the Company’s tangible and intangible assets and the tangible and intangible assets of certain domestic subsidiaries.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The proceeds from the new Senior Secured Credit Facilities were or will be used, in addition to cash on hand, (1) to refinance, in full, all existing indebtedness under the A&R Credit Agreement, and amend and restate all commitments thereunder (the “Refinancing”), (2) to pay certain fees and expenses incurred in connection with the entry into the Second A&R Credit Agreement and the Refinancing, (3) to fund the 2022 Transactions, and to pay the fees, premiums, expenses, and other transaction costs incurred in connection therewith, and (4) to finance working capital needs of the Company and its subsidiaries for general corporate purposes.

Debt Maturities

Scheduled maturities of the Company’s long-term debt for each of the five years succeeding December 31, 2022 and thereafter are summarized as follows:

Scheduled Maturities
2023	$53.9
2024	67.0
2025	67.0
2026	718.3
2027	430.2
Thereafter	473.7
Total	$1,810.1

11. Derivative Financial Instruments

The Company actively manages the risk of changes in foreign currency exchange rates and change in interest rates through non-deliverable foreign currency forward contracts and interest rate swap contracts traded in over-the-counter markets governed by International Swaps and Derivatives Association, Inc. (ISDA) agreements. Positions are monitored using techniques such as market value and sensitivity analyses. The Company does not enter into derivative transactions for speculative purposes.

The change in fair value of a hedging instrument is recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity and is reclassified into either cost of services or interest expense in the consolidated statement of operations and comprehensive income during the period in which the hedged transaction impacts earnings. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements.

The Company utilizes cash flow hedges to manage its currency risk arising from its global business services centers. As of December 31, 2022, the Company has recorded $0.4 million of unrealized losses in accumulated other comprehensive income related to foreign currency hedges. The Company estimates that $0.4 million of losses reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months. Amounts reclassified into cost of services were a net loss of $1.4 million and a net gain of $1.4 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company’s foreign currency forward contracts have maturities extending no later than December 31, 2023, and had total notional value of $126.4 million. As of December 31, 2021, the total notional amount of the Company’s foreign currency forward contracts was $84.3 million.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The Company also utilizes cash flow hedges to reduce variability in interest cash flows from its outstanding debt. As of December 31, 2022, the Company has recorded $13.7 million of unrealized gains in accumulated other comprehensive income related to interest rate swaps. The Company estimates that $8.7 million of gains reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months. Amounts reclassified into interest expense were a net loss of $0.2 million and $1.5 million for the years ended December 31, 2022 and 2021. As of December 31, 2022, the Company’s interest rate swaps extend no later than June 30, 2025 and had total notional amounts of $500.0 million. As of December 31, 2021, the total notional amount of the Company’s interest rate swaps was $100.0 million.

The location and fair value of derivative instruments designated as hedges in the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022	December 31, 2021
Foreign currency forward contracts
Prepaid expenses and other current assets	$0.1	$1.7
Other accrued expenses	0.5	—
Total foreign current forward contracts	$0.6	$1.7

Interest rate swaps
Prepaid expenses and other current assets	$8.7	$—
Other assets	5.0	—
Other accrued expenses	—	0.7
Total interest rate swaps	$13.7	$0.7

As of December 31, 2022 and December 31, 2021, the accumulated gain, net of tax, recognized in accumulated other comprehensive loss was $9.9 million and $0.7 million, respectively.

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the consolidated statements of cash flows. As of December 31, 2022, the Company held no derivatives, or non-derivative hedging instruments, that were designated in fair value or net investment hedges.
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

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
12. Stockholders’ Equity
Preferred Stock and Warrants
As of December 31, 2022 and 2021, the Company had 5,000,000 shares of authorized preferred stock, with a par value of $0.01. The preferred stock may be issued from time to time in one or more series. The Board of Directors of the Company (“Board”) is authorized to determine the rights, preferences, privileges, and restrictions of the Company’s authorized but unissued shares of preferred stock. On February 16, 2016, at the close of the 2016 Transaction, the Company issued to TCP-ASC ACHI Series LLLP (“TCP-ASC”), a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook: (i) 200,000 shares of its 8.00% Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock” or “Preferred Stock”), for an aggregate price of $200 million and (ii) an exercisable warrant to acquire up to 60 million shares of its common stock with an exercise price of $3.50 per common share and a term of ten years. The Series A Preferred Stock was immediately convertible into shares of common stock. As of December 31, 2022 and 2021, the Company had zero shares of Series A Preferred Stock outstanding. The Series A Preferred Stock was converted to common stock on January 15, 2021. See Note 16, 8.00% Series A Convertible Preferred Stock, for additional information.
On January 23, 2018, the Company issued an exercisable warrant to acquire up to 1.5 million shares of its common stock with an exercise price of $6.00 per common share to IHC Health Services, Inc (“Intermountain”).
As of December 31, 2022 and 2021, 42.0 million total warrants were outstanding for TCP-ASC and Intermountain.
Common Stock
Each outstanding share of the Company’s common stock, par value $0.01 per share, is entitled to one vote per share on all matters submitted to a vote by shareholders. Subject to the rights of any preferred stock which may from time to time be outstanding, the holders of outstanding shares of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive pro rata all assets legally available for distribution to stockholders. No dividends were declared or paid on the common stock during 2022 or 2021.
Treasury Stock
On November 13, 2013, the Board authorized a repurchase of up to $50.0 million of the Company’s common stock in the open market or in privately negotiated transactions (the “2013 Repurchase Program”). Between October 1, 2021 and October 27, 2021, the Company finalized authorized repurchases under the 2013 Repurchase Program. On October 22, 2021, the Board adopted a new repurchase program and authorized the repurchase of up to $200.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2021 Repurchase Program”). On January 9, 2022, the Board increased the authorization under the 2021 Repurchase Program to an aggregate amount of up to $500.0 million. The timing and amount of any shares repurchased under the 2021 Repurchase Program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2021 Repurchase Program may be suspended or discontinued at any time at the sole discretion of the Board. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The Company funds the repurchases from cash on hand. During the years ended December 31, 2022 and 2021, 2,080,518 and 2,629,257 shares were repurchased, respectively. No shares have been retired. As of December 31, 2022 and 2021, the Company held in treasury 10,031,168 and 7,950,650 shares of repurchased stock, respectively.

Treasury stock also includes repurchases of Company stock related to employees’ tax withholding upon vesting of restricted shares. For the years ended December 31, 2022 and 2021, the Company repurchased 1,174,754 and 796,908 shares related to employees’ tax withholding upon vesting of restricted shares, respectively. See Note 13, Share-Based Compensation, for additional information.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
13. Share-Based Compensation
The Company maintains three stock incentive plans: the Amended and Restated Stock Option Plan (the “2006 Plan”), the Third Amended and Restated Stock 2010 Incentive Plan (the “2010 Amended Plan,” together with the 2006 Plan, the “Plans”), and the R1 RCM Inc. 2022 Inducement Plan (the “Inducement Plan”). In December 2016, the Company’s stockholders approved the Second Amended and Restated 2010 Stock Incentive Plan, which authorized the issuance of an additional 17 million shares of the Company’s common stock pursuant to awards. On May 20, 2021, the Company’s stockholders approved the Third Amended and Restated 2010 Stock Incentive Plan, which amended and restated the Company’s Second Amended and Restated 2010 Stock Incentive Plan and authorized the issuance of an additional 9.6 million shares of the Company’s common stock pursuant to awards.
Under the Plans, the Company is authorized to issue up to a maximum of 55,974,756 shares of common stock. This number includes any shares that remained available for issuance under the 2006 Plan as of the date of the IPO and any shares subject to awards that were outstanding under the 2006 Plan as of the date of the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without the issuance of shares thereunder. The Company will not make any further grants under the 2006 Plan. The 2010 Amended Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, Restricted Stock Awards, RSUs, and other share-based awards. As of December 31, 2022, 7,348,028 shares were available for future grants of awards under the 2010 Amended Plan. To the extent that previously granted awards under the 2006 Plan or 2010 Amended Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the 2010 Amended Plan will increase.
Under the terms of the Plans, all stock options will expire if they are not exercised within ten years of their grant date. Generally all employee options and RSUs vest ratably between one and four years.
On June 21, 2022, the Board adopted the Inducement Plan to accommodate equity grants to new employees of the Company hired in connection with the 2022 Transactions. Under the Inducement Plan, the Company may grant RSUs (including PBRSUs) with respect to up to a total of 6,225,000 shares of common stock to new employees. Pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules, the Inducement Plan was adopted without stockholder approval. The Inducement Plan only provides for the grant of RSUs (including PBRSUs), and its terms are otherwise substantially similar to the 2010 Amended Plan, including with respect to treatment of equity awards in the event of a “change in control” as defined under the Inducement Plan. In accordance with Rule 5635(c)(4) of the NASDAQ Listing Rules, awards under the Inducement Plan can only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company or in connection with a merger or acquisition, to the extent permitted by Rule 5635(c)(3) of the NASDAQ Listing Rules. As of December 31, 2022, 259,372 shares were available for future grants of awards under the Inducement Plan. However, to the extent that previously granted awards under the Inducement Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the Inducement Plan will increase.
For the years ended December 31, 2022, 2021, and 2020, the Company recognized $9.8 million, $12.7 million, and $37.3 million, respectively, of income tax benefit from windfalls associated with vesting and exercises of equity awards
The Company uses the Black-Scholes option pricing model to estimate the fair value of its service-based options as of their grant dates. The volatility for the options was calculated based on an analysis of historical volatility. The Company assesses current performance on performance-based PBRSUs by reviewing historical performance to date, along with any adjustments which have been approved to the reported performance, and changes to the projections to determine the probable outcome of the awards. The current estimates are then compared to the scoring metrics and any necessary adjustments are reflected in the current period to update share-based compensation expense to the current performance expectations. A Monte Carlo simulation was used to estimate the fair value of the Unvested Units, which are being amortized over a period of 4 years on a straight-line basis. The volatility for the Unvested Units was calculated based on an analysis of historical and implied volatility.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The following table sets forth the significant assumptions used in the calculation of share-based compensation expense during 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.4% to 3.3%	0.4% to 1.0%	0.3% to 1.7%
Expected volatility	43% to 50%	43%	43%
Expected term (in years)	4.0 to 5.5	5.5	5.5
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows:

	Year Ended December 31,
	2022	2021	2020
Share-Based Compensation Expense Allocation Details:
Cost of services	$28.8	$44.2	$9.9
Selling, general and administrative	38.2	30.1	14.1
Other	0.1	—	0.1
Total share-based compensation expense (1)	$67.1	$74.3	$24.1
(1) Included in the share-based compensation expense above is $5.1 million of CoyCo 2 share-based compensation expense for the year ended December 31, 2022. See further discussion below. In addition to the share-based compensation expense recorded above, $0.3 million, $0.6 million, and $0.1 million of share-based compensation expense was capitalized to deferred contract costs for the years ended December 31, 2022, 2021, and 2020, respectively. See Note 2, Summary of Significant Accounting Policies, for further discussion.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Stock options
The following table sets forth a summary of all option activity under all plans for the years ended December 31, 2022, 2021, and 2020:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2020	10,680,340	$5.59	5.5	$81.1
Granted	80,425	11.18
Exercised	(3,156,154)	6.13
Canceled/forfeited	(169,420)	3.32
Expired	(1,214,220)	14.62
Outstanding at December 31, 2020	6,220,971	$3.68	5.7	$126.5
Granted	6,424	23.33
Exercised	(1,819,039)	4.39
Canceled/forfeited	(15,151)	5.98
Expired	(7,000)	27.08
Outstanding at December 31, 2021	4,386,205	$3.37	4.9	$97.0
Granted	24,344	22.19
Exercised	(1,285,228)	3.67
Canceled/forfeited	(13,408)	4.59
Expired	(7,500)	8.71
Outstanding at December 31, 2022	3,104,413	$3.38	4.0	$23.9
Outstanding, vested and exercisable at December 31, 2020	5,230,690	$3.73	5.5	$106.2
Outstanding, vested and exercisable at December 31, 2021	4,365,759	$3.33	4.9	$96.7
Outstanding, vested and exercisable at December 31, 2022	3,080,069	$3.23	4.0	$23.9
The weighted-average grant date fair value of options granted during the years ended December 31, 2022, 2021, and 2020 was $9.55, $9.34, and $4.41 per share, respectively. The total intrinsic value of the options exercised in the years ended December 31, 2022, 2021, and 2020 was $26.5 million, $38.2 million, and $30.5 million, respectively. The total fair value of options vested during the years ended December 31, 2022, 2021, and 2020 was $0.1 million, $1.4 million, and $2.2 million, respectively.
Restricted stock units and performance-based restricted stock units
The following table sets forth a summary of all RSU and PBRSU activity during the years ended December 31, 2022, 2021, and 2020:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

			Weighted- Average Grant Date Fair Value
	RSUs	PBRSUs	RSU	PBRSU
Outstanding and unvested at January 1, 2020	1,373,356	4,119,436	$8.03	$6.37
Granted	1,588,120	1,637,581	10.29	13.25
Performance factor adjustment	—	3,879,186	—	14.72
Vested	(504,708)	(6,344,151)	6.74	13.11
Forfeited	(348,321)	(374,981)	9.09	6.66
Outstanding and unvested at December 31, 2020	2,108,447	2,917,071	$9.87	$11.35
Granted	2,251,167	1,071,431	24.35	25.36
Performance factor adjustment	—	101,937	—	9.81
Vested	(1,739,847)	(586,071)	19.14	7.67
Forfeited	(401,116)	(301,355)	15.48	13.55
Outstanding and unvested at December 31, 2021	2,218,651	3,203,013	$16.28	$16.45
Granted	2,306,897	5,230,483	20.56	19.83
Performance factor adjustment	—	876,109	—	10.46
Vested	(1,029,491)	(1,925,203)	16.61	11.05
Forfeited	(264,055)	(507,605)	18.22	20.38
Outstanding and unvested at December 31, 2022	3,232,002	6,876,797	$19.07	$19.48

Shares surrendered for taxes for year ended December 31, 2022	369,900	804,854
Cost of shares surrendered for taxes for the year ended December 31, 2022 (in millions)	7.4	20.2
Shares surrendered for taxes for the year ended December 31, 2021	571,182	225,726
Cost of shares surrendered for taxes for the year ended December 31, 2021 (in millions)	13.5	5.6
Shares surrendered for taxes for the year ended December 31, 2020	141,331	2,740,924
Cost of shares surrendered for taxes for the year ended December 31, 2020 (in millions)	1.4	64.2
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

Outstanding PBRSUs vest upon satisfaction of both time-based and performance-based conditions. Depending on the award, performance condition targets may include cumulative adjusted EBITDA, end-to-end RCM agreement growth, modular sales revenue, or other specific performance factors. Depending on the percentage level at which the performance-based conditions are satisfied, the number of shares vesting could be between 0% and 200% of the number of PBRSUs originally granted. Based on the established targets, the maximum number of shares that could vest for all outstanding PBRSUs is 13,753,594.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
CoyCo 2, L.P. Limited Partnership Units

Former Class P Units were originally issued to employees of Cloudmed and its affiliates (“Participants”) in connection with and as a part of the compensation and incentive arrangements between Cloudmed and such Participants prior to the consummation of the Cloudmed Acquisition. A portion of the Former Class P Units immediately vested upon the closing of the Cloudmed Acquisition. In connection with the Cloudmed Acquisition, Cloudmed caused the Former Class P Units, including the Unvested Units, to be converted into Management Units. At the time of the closing of the Cloudmed Acquisition, 97,875 Unvested Units were converted into 514,986 Management Units.

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

14. Other Expenses

Other expenses are incurred in connection with acquisition and integration costs, various exit activities, transformation initiatives, and organizational changes to improve our business alignment and cost structure. The following table summarizes the other expenses (income) recognized for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Severance and related employee benefits (1)	$1.2	$2.2	$6.4
Business acquisition costs (2)	74.5	4.0	16.7
Integration costs (3)	40.2	2.6	5.4
Strategic initiatives (4)	23.2	9.1	7.2
Global business services center expansion project in the Philippines (5)	26.7	1.8	—
Customer employee transition and restructuring expenses (6)	(0.4)	4.9	(0.2)
Facility-exit charges (7)	7.9	3.4	17.5
Other (8)	10.2	18.1	14.3
Total other expenses	$183.5	$46.1	$67.3

(1) These costs relate to restructuring and business reorganization events.
(2) These are costs, including legal, consulting, and bank fees, that are directly related to the closing of business acquisitions and include changes to contingent consideration.
(3) These costs reflect efforts to integrate acquisitions from a systems, processes, and people perspective and to achieve synergies expected from the transaction. Costs include consulting fees, IT vendor spend, severance, early lease termination of Cloudmed facilities, and certain payroll costs.
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

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
(6) As part of the transition of customer personnel to the Company under certain operating partner model contracts, the Company agreed to reimburse the customer, or directly pay affected employees, for severance and retention costs related to certain employees who were not transitioned to the Company, or whose jobs were relocated after the employee transitioned to the Company.
(7) As part of evaluating its footprint, the Company has exited certain leased facilities. Costs include asset impairment charges, early termination fees, and other costs related to exited leased facilities (excluding early lease termination of Cloudmed facilities, which is included in (3) above).
(8) For the years ended December 31, 2022, 2021, and 2020, other includes $2.5 million, $11.3 million, and $10.9 million, respectively, of expenses related to the COVID-19 pandemic.

15. Income Taxes
The domestic and foreign components of income (loss) before income taxes consist of the following:

	Year Ended December 31,
	2022	2021	2020
Domestic	$(81.0)	$110.1	$99.4
Foreign	20.0	16.7	19.0
Total income (loss) before income taxes	$(61.0)	$126.8	$118.4
For the years ended December 31, 2022, 2021, and 2020, the Company’s current and deferred income tax expense (benefit) attributable to income from operations are as follows:

	Current	Deferred	Total
Year Ended December 31, 2020
U.S. Federal	$0.2	$(0.3)	$(0.1)
State & Local	—	1.0	1.0
Foreign	2.4	(2.0)	0.4
	$2.6	$(1.3)	$1.3
Year Ended December 31, 2021
U.S. Federal	$(0.1)	$21.7	$21.6
State & Local	3.4	—	3.4
Foreign	3.0	1.6	4.6
	$6.3	$23.3	$29.6
Year Ended December 31, 2022
U.S. Federal	$0.9	$(11.5)	$(10.6)
State & Local	3.9	(5.0)	(1.1)
Foreign	3.2	5.1	8.3
	$8.0	$(11.4)	$(3.4)
Reconciliation of the difference between the effective tax rate and the statutory U.S. federal income tax rate is as follows:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Federal statutory tax rate	21%	21%	21%
Change in income tax rate resulting from:
State and local income taxes, net of federal tax benefits	1%	2%	1%
Additional tax on foreign source income	(12)%	3%	3%
Share-based compensation	20%	(8)%	(24)%
Non-deductible expenses	(23)%	5%	13%
Gain on sale	—%	—%	(11)%
Other	(1)%	—%	(2)%
Effective tax rate	6%	23%	1%
The following table sets forth the Company’s net deferred tax as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Deferred tax assets and liabilities:
Net operating loss carryforwards	$50.0	$54.7
Share-based compensation	16.6	12.2
Accrued bonus	13.7	8.5
Advanced billing revenue	6.8	7.2
Alternative minimum tax	6.2	6.4
Interest expense limitation	11.1	0.1
Deferred rent liabilities	29.1	19.3
Deferred FICA liability	—	3.0
Fixed assets	1.0	—
Other	13.1	12.3
Total deferred tax assets	147.6	123.7
Intangible assets	(292.6)	(41.7)
Fixed assets	—	(1.5)
Deferred contract costs	(8.0)	(8.7)
Foreign withholding tax	(10.2)	(4.2)
Deferred rent assets	(20.0)	(13.6)
Less valuation allowances	(7.1)	(6.4)
Net deferred tax	$(190.3)	$47.6
At December 31, 2022, the Company had cumulative U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $181.5 million and $223.4 million, respectively, which are available to offset U.S. federal and state taxable income in future periods. These amounts include net operating losses acquired through acquisitions which are subject to Section 382 of the Internal Revenue Code. The general limitation rules allow the Company to utilize the net operating losses subject to an annual limitation that is determined by multiplying the federal long-term tax-exempt rate by the Company’s value immediately before the ownership change. The federal net operating losses will start to expire in 2024.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
2017 Tax Reform subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. An entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.
A valuation allowance is required to be established when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient income can reasonably be expected in future years in order to utilize the deferred tax asset. Consideration is given to the weight of all available evidence, both positive and negative. The Company estimates its already contracted business growth will be profitable and allow the Company to utilize its NOL carryforwards and other deferred tax assets. Accordingly, the Company believes that it is more likely than not that the remaining deferred tax assets will be realized. Should the Company not operationally execute as expected, and the growth in business not be as profitable as expected, such realizability assessment may change.
The Company has recorded valuation allowances at December 31, 2022 and 2021 of $7.1 million and $6.4 million, respectively, based on its assessment that it is more likely than not that a portion of the Company’s separate state income tax net operating loss will not be realized because the Company no longer has business activities in that state, or where the activity level has decreased to such a level where the Company believes the NOL will not be realized. The December 31, 2022 valuation allowance includes $3.4 million attributable to research and development credits and $2.2 million for a capital loss.
The 2022, 2021, and 2020 foreign current tax provision includes $3.2 million, $3.0 million, and $2.4 million, respectively, for income taxes arising from the pre-tax income of the Company’s India subsidiaries. The tax provisions are net of the impact of a tax holiday in India. The Company’s benefits from this tax holiday were $4.9 million, $4.7 million, and $4.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. The tax holidays are set to expire between March 31, 2024 and March 31, 2027.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company’s unrecognized tax benefits as of December 31, 2022, 2021, and 2020 were not material.
In connection with tax return examinations, contingencies can arise that generally result from different interpretations of tax laws and regulations as they pertain to the amount, timing or inclusion of revenues and expenses in taxable income, or the ability to utilize tax credits to reduce income taxes payable. While it is probable, based on the potential outcome of the Company’s federal and state tax examinations or the expiration of the statute of limitations for specific jurisdictions, that the liability for unrecognized tax benefits may increase or decrease within the next 12 months, the Company does not expect any such change would have a material effect on its financial condition, results of operations or cash flow.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns for 2018 and all subsequent years are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years. Certain income tax returns since fiscal year 2009 for the Company’s India subsidiaries are currently open for final determination.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
16. 8.00% Series A Convertible Preferred Stock

At the close of the 2016 Transaction on February 16, 2016 (as described in Note 1), the Company issued to TCP-ASC: (i) 200,000 shares of Preferred Stock, for an aggregate price of $200 million, and (ii) a warrant with a term of ten years to acquire up to 60 million shares of common stock at an exercise price of $3.50 per share, on the terms and subject to the conditions set forth in the Warrant Agreement (“Warrant”).

On January 15, 2021, TCP-ASC converted all of its 294,266 shares of Preferred Stock into 117,706,400 shares of common stock of the Company into which the shares were convertible pursuant to the Certificate of Designation of the Preferred Stock, and, in consideration therefor, the Company (i) issued 21,582,800 additional shares of common stock to TCP-ASC, and (ii) paid TCP-ASC $105.0 million in cash. On January 19, 2021, the Company filed a Certificate of Elimination of 8.00% Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware to eliminate the Certificate of Designations of the 8.00% Series A Convertible Preferred Stock. The consideration paid to induce the conversion was recorded as a dividend of $592.3 million and reduced income available to common shareholders in our earnings per share calculation. The dividend was calculated as the cash paid of $105.0 million plus the fair value on the conversion date of the additional 21,582,800 shares of common stock issued as consideration for the conversion.

Dividend Rights

The holders of the Preferred Stock were entitled to receive cumulative dividends January 1, April 1, July 1, and October 1 of each year (dividend payment dates), which commenced on April 1, 2016, at a rate equal to 8% per annum (preferred dividend) multiplied by the liquidation preference per share, initially $1,000 per share adjusted for any unpaid cumulative preferred dividends. As of December 31, 2020, the Company had accrued dividends of $5.8 million associated with the Preferred Stock, of which $5.8 million was paid in additional shares and $940 was paid in cash in January 2021. For the year ended December 31, 2020, the dividends paid, or accrued, in additional shares of Preferred Stock totaled $22.4 million.

The following summarizes the Preferred Stock activity for the years ended December 31, 2021 and 2020:

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at January 1, 2020	266,529	$229.1
Dividends paid/accrued dividends	21,968	22.4
Balance at December 31, 2020	288,497	$251.5
Dividends paid/accrued dividends	5,769	—
Conversion of Preferred Stock	(294,266)	(251.5)
Balance at December 31, 2021	—	$—

17. Earnings (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss), less any dividends, accretion or decretion, redemption or induced conversion on the preferred stock, by the weighted average number of common shares outstanding during the period. As the preferred stock participated in dividends alongside the Company’s common stock (per their participating dividends), the preferred stock constituted participating securities under ASC 260-10, Earnings Per Share, and were applied to earnings per share using the two-class method. Under this method, all earnings (distributed and undistributed) were allocated to common shares and participating securities based on their respective rights to receive dividends.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Diluted net income (loss) per share is calculated by adjusting the denominator used in the basic net income (loss) per share computation by potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, shares issuable upon vesting of RSUs and PBRSUs, and shares issuable upon conversion of preferred stock.
Basic and diluted net income (loss) per common share are calculated as follows:

	Year Ended December 31,
	2022	2021	2020
Basic EPS:
Net income (loss)	$(57.6)	$97.2	$117.1
Less dividends on preferred shares (1)	—	(592.3)	(22.4)
Less income allocated to preferred shareholders	—	—	(47.3)
Net income (loss) available/(allocated) to common shareholders - basic	$(57.6)	$(495.1)	$47.4
Diluted EPS:
Net income (loss)	$(57.6)	$97.2	$117.1
Less dividends on preferred shares (1)	—	(592.3)	(22.4)
Less income allocated to preferred shareholders	—	—	(37.7)
Net income (loss) available/(allocated) to common shareholders - diluted	$(57.6)	$(495.1)	$57.0
Basic weighted-average common shares	352,337,767	266,183,565	115,729,645
Add: Effect of dilutive equity awards	—	—	12,731,424
Add: Effect of dilutive warrants	—	—	46,112,201
Diluted weighted average common shares	352,337,767	266,183,565	174,573,270
Net income (loss) per common share (basic)	$(0.16)	$(1.86)	$0.41
Net income (loss) per common share (diluted)	$(0.16)	$(1.86)	$0.33
(1) The 2021 dividend on preferred shares includes amounts related to the conversion of the preferred shares. See Note 16, 8.00% Series A Convertible Preferred Stock, for more information.
Because of their anti-dilutive effect, 20,090,009, 12,875,730, 97,244 common share equivalents comprised of stock options, PBRSUs, and RSUs have been excluded from the diluted earnings per share calculation for the years ended December 31, 2022, 2021, and 2020, respectively. Additionally, for the years ended December 31, 2022 and 2021, warrants to acquire up to 42.0 million shares of the Company’s common stock have been excluded from the diluted earnings per share calculation because they were anti-dilutive.
18. Commitments and Contingencies

Legal Proceedings

Other than as described below, the Company is not presently a party to any material litigation or regulatory proceeding and is not aware of any pending or threatened litigation or regulatory proceeding against the Company which, individually or in the aggregate, could have a material adverse effect on its business, operating results, financial condition or cash flows.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
On April 13, 2021 and April 19, 2021, respectively, certain purported stockholders of the Company filed two complaints in the Delaware Court of Chancery regarding the Company’s January 15, 2021 recapitalization transaction with TCP-ASC. Both complaints allege that TCP-ASC, Ascension, and TowerBrook controlled the Company and breached their fiduciary duties by using that alleged control to force the Company to overpay in redeeming TCP-ASC’s preferred stock as part of the recapitalization transaction. The plaintiffs seek an unspecified amount of damages against TCP-ASC, Ascension, and TowerBrook. The plaintiffs also allege that the Company and TCP-ASC entered into amendments to the Investor Rights Agreement that the plaintiffs contend contain provisions that are void under the Company’s charter, bylaws, and the Delaware General Corporation Law. The cases have since been consolidated into a single action. All defendants have answered the Complaint and discovery has commenced.

On February 18, 2022, plaintiffs filed a supplement to their complaint, naming certain additional defendants and asserting additional claims related to the Company’s agreement to acquire Cloudmed, which was announced on January 10, 2022. The additional claims assert that: (i) TCP-ASC, Ascension, and Towerbrook, along with the Company’s directors (“Individual Defendants”), breached their fiduciary duties by causing the Company to enter into and approving the Cloudmed acquisition, respectively, which plaintiffs claim will perpetuate TCP-ASC’s, Ascension’s, and Towerbrook’s control over the Company and entrench the Individual Defendants by virtue of certain agreements entered into as part of the transaction, including a Second Amended Investor Rights Agreement with TCP-ASC (the “Seconded Amended Investor Rights Agreement”) and an Investor Rights Agreement with Cloudmed (the “Cloudmed Investor Rights Agreement”); and (ii) Cloudmed’s stockholders aided and abetted such breaches. Plaintiffs also allege that certain provisions in the Cloudmed Investor Rights Agreement and the Second Amended Investor Rights Agreement are void under the Company’s charter, bylaws, and the Delaware General Corporation law.The plaintiffs seek a declaratory judgment and an unspecified amount of damages, as well as attorneys’ fees and costs. The Company believes it has meritorious defenses to all claims against it and intends to vigorously defend itself against these claims.

In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS clients and a place holder, John Doe hospital, representing all PAS customers (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties, and plaintiff’s attorneys’ fees. The Third Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago, was presented to the U.S. Attorney in Chicago, and the U.S. Attorney declined to intervene. Both the Company’s and plaintiff’s motions for summary judgment were denied in December 2020, and the parties have completed damage and expert discovery. Additional dispositive motions are expected to extend into 2023, with trial, if necessary, in mid-to-late 2023. The Company believes it has meritorious defenses to all claims in the case and intends to vigorously defend itself against these claims.

19. Related Party Transactions
As a result of the closing of the 2016 Transaction with Ascension Health Alliance on February 16, 2016 and Ascension Health Alliance’s ownership interest in TCP-ASC, Ascension became a related party to the Company. This note, encompasses transactions between Ascension and its affiliates, including AMITA Health, and the Company pursuant to the A&R MPSA, including all supplements, amendments, and other documents entered into in connection therewith. See Note 1, Description of Business, and Note 16, 8.00% Series A Convertible Preferred Stock, for further discussion about the agreements with Ascension. In conjunction with the Cloudmed Acquisition, New Mountain became a new related party. There were no material transactions with New Mountain subsequent to the Cloudmed Acquisition.
Net services revenue from services provided to Ascension, as well as corresponding accounts receivable and customer liabilities are presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) and the Consolidated Balance Sheets. Customer liabilities for Ascension consist of the following:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	December 31, 2022	December 31, 2021
Accrued service costs, current	$4.3	$4.2
Collections payable to clients, current	0.3	0.6
Refund liabilities, current	0.7	0.6
Deferred revenue (contract liabilities), current	2.1	2.5
Current portion of customer liabilities	7.4	7.9

Deferred revenue (contract liabilities), non-current	13.7	15.4
Non-current portion of customer liabilities	13.7	15.4
Total customer liabilities	$21.1	$23.3
Since Ascension is the Company’s largest customer, a significant percentage of the Company’s cost of services is associated with providing services to Ascension. However, due to the nature of the Company’s global business services and information technology operations, it is impractical to assign the dollar amount associated with services provided to Ascension.

On May 27, 2021 and May 28, 2021, the Company issued 16,750,000 shares of common stock to TCP-ASC upon the cashless exercise of a portion of the Warrant to purchase 19,535,145 shares of common stock at an exercise price of $3.50 per share based upon a market value of $24.54 to $24.64 per share as determined under the terms of the Warrant.

20. Segments and Customer Concentrations
The Company has determined that it has a single operating segment in accordance with the way that management operates and views the business. All of the Company’s significant operations are organized around the single business of providing management services of revenue cycle operations for U.S.-based healthcare providers. Accordingly, for purposes of segment disclosures, the Company has only one operating and reportable segment.
Customers comprising greater than 10% of net services revenue are as follows:

	Year Ended December 31,
Customer Name	2022	2021	2020
Ascension and its affiliates	49%	61%	64%
Intermountain Healthcare	12%	14%	14%
The loss of customers within the Ascension health system or Intermountain network would have a material adverse impact on the Company’s operations.
As of December 31, 2022 and 2021, the Company had a concentration of credit risk with Ascension, representing 10% and 17% of accounts receivable, respectively. See Note 19, Related Party Transactions, for more information about the Company’s relationship with Ascension.
21. Retirement Plan

The Company maintains 401(k) retirement plans that are intended to be tax-qualified defined contribution plans under Section 401(k) of the Internal Revenue Code. In general, all employees are eligible to participate. In conjunction with acquisitions, the Company may integrate or maintain the acquiree’s 401(k) plan.

For the years ended December 31, 2022, 2021, and 2020, Company contributions to the 401(k) plans were $13.3 million, $9.1 million, and $3.6 million, respectively.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

In response to the COVID-19 pandemic, the Company announced several temporary cost reduction actions, including the suspension of matching contributions to the 401(k) plans effective May 29, 2020 for exempt associates and June 5, 2020 for hourly associates. However, participants were able to continue making salary deferral contributions to the 401(k) plans. The 401(k) match was reinstated on a prospective basis for both plans effective as of the first paycheck in January 2021.

22. Supplemental Financial Information

Prepaid expenses and other current assets is comprised of the following:

	December 31, 2022	December 31, 2021
Prepaid expenses	$35.1	$27.8
Acquisition and disposition contingent assets	20.0	29.1
Notes receivable	12.0	1.0
Derivative assets	8.8	1.7
Healthcare rebates receivable	5.9	4.5
Deferred contract costs	5.1	3.7
Other current assets	23.4	9.4
Total prepaid expenses and other current assets	$110.3	$77.2

Accrued expenses and other current liabilities is comprised of the following:

	December 31, 2022	December 31, 2021
Accrued expenses	$36.4	$33.8
Notes payable	15.5	8.3
Acquisition deferred payments	12.5	12.5
Other current liabilities	6.2	4.5
Total accrued expenses and other current liabilities	$70.6	$59.1