Form 10-Q
period 2023-06-30
R1 RCM Inc. /DE
filed 2023-08-02
CIK 1910851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of July 31, 2023, the registrant had 418,958,515 shares of common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$123.1	$110.1
Accounts receivable, net of $31.5 million and $15.1 million allowance as of June 30, 2023 and December 31, 2022, respectively	245.2	235.2
Accounts receivable, net of $0.1 million allowance - related party as of June 30, 2023 and December 31, 2022	18.4	25.0
Current portion of contract assets, net	89.9	83.9
Prepaid expenses and other current assets	108.3	110.3
Total current assets	584.9	564.5
Property, equipment and software, net	181.8	164.8
Operating lease right-of-use assets	74.8	80.5
Non-current portion of contract assets, net	37.8	32.0
Non-current portion of deferred contract costs	30.1	26.7
Intangible assets, net	1,413.2	1,514.5
Goodwill	2,647.4	2,658.2
Deferred tax assets	10.5	10.4
Other assets	93.7	88.2
Total assets	$5,074.2	$5,139.8
Liabilities
Current liabilities:
Accounts payable	$26.1	$33.4
Current portion of customer liabilities	41.9	57.5
Current portion of customer liabilities - related party	7.8	7.4
Accrued compensation and benefits	93.1	109.0
Current portion of operating lease liabilities	19.4	18.0
Current portion of long-term debt	62.6	53.9
Accrued expenses and other current liabilities	74.3	70.6
Total current liabilities	325.2	349.8
Non-current portion of customer liabilities	4.9	5.0
Non-current portion of customer liabilities - related party	12.7	13.7
Non-current portion of operating lease liabilities	89.3	94.4
Long-term debt	1,691.5	1,732.6
Deferred tax liabilities	184.0	200.7
Other non-current liabilities	23.6	23.1
Total liabilities	2,331.2	2,419.3

Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized, 443,374,297 shares issued and 418,811,379 shares outstanding at June 30, 2023; 750,000,000 shares authorized, 439,950,125 shares issued and 416,597,885 shares outstanding at December 31, 2022	4.4	4.4
Additional paid-in capital	3,159.3	3,123.2
Accumulated deficit	(121.3)	(121.9)
Accumulated other comprehensive income (loss)	0.4	(3.4)
Treasury stock, at cost, 24,562,918 shares as of June 30, 2023; 23,352,240 shares as of December 31, 2022	(299.8)	(281.8)
Total stockholders’ equity	2,743.0	2,720.5
Total liabilities and stockholders’ equity	$5,074.2	$5,139.8
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net services revenue ($216.3 million and $433.1 million for the three and six months ended June 30, 2023, respectively, and $223.0 million and $439.7 million for the three and six months ended June 30, 2022, respectively, from related party)	$560.7	$391.9	$1,106.3	$777.6
Operating expenses:
Cost of services	445.9	310.1	880.6	606.6
Selling, general and administrative	62.6	30.9	109.6	59.8
Other expenses	28.3	88.9	58.5	106.0
Total operating expenses	536.8	429.9	1,048.7	772.4
Income (loss) from operations	23.9	(38.0)	57.6	5.2
Net interest expense	32.5	6.9	63.2	11.6
Income (loss) before income tax benefit	(8.6)	(44.9)	(5.6)	(6.4)
Income tax benefit	(8.9)	(24.5)	(6.2)	(15.4)
Net income (loss)	$0.3	$(20.4)	$0.6	$9.0
Net income (loss) per common share:
Basic	$—	$(0.07)	$—	$0.03
Diluted	$—	$(0.07)	$—	$0.03
Weighted average shares used in calculating net income (loss) per common share:
Basic	418,525,625	294,658,635	417,939,489	286,746,902
Diluted	455,245,607	294,658,635	454,097,654	328,169,238
Consolidated statements of comprehensive income (loss)
Net income (loss)	$0.3	$(20.4)	$0.6	$9.0
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	4.9	(1.2)	3.2	(1.1)
Foreign currency translation adjustments	0.1	(3.2)	0.6	(4.6)
Total other comprehensive income (loss), net of tax	$5.0	$(4.4)	$3.8	$(5.7)
Comprehensive income (loss)	$5.3	$(24.8)	$4.4	$3.3
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	439,950,125	$4.4	(23,352,240)	$(281.8)	$3,123.2	$(121.9)	$(3.4)	$2,720.5
Share-based compensation expense	—	—	—	—	10.7	—	—	10.7
CoyCo 2 share-based compensation expense	—	—	—	—	1.8	—	—	1.8
Issuance of common stock related to share-based compensation plans	2,308,591	—	—	—	—	—	—	—
Exercise of vested stock options	180,453	—	—	—	0.5	—	—	0.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(910,566)	(13.2)	—	—	—	(13.2)
Net change on derivatives designated as cash flow hedges, net of tax of $0.5 million	—	—	—	—	—	—	(1.7)	(1.7)
Foreign currency translation adjustments	—	—	—	—	—	—	0.5	0.5
Net income	—	—	—	—	—	0.3	—	0.3
Balance at March 31, 2023	442,439,169	$4.4	(24,262,806)	$(295.0)	$3,136.2	$(121.6)	$(4.6)	$2,719.4
Share-based compensation expense	—	—	—	—	20.7	—	—	20.7
CoyCo 2 share-based compensation expense	—	—	—	—	1.9	—	—	1.9
Issuance of common stock related to share-based compensation plans	812,138	—	—	—	—	—	—	—
Exercise of vested stock options	122,990	—	(4,118)	(0.1)	0.5	—	—	0.4
Acquisition of treasury stock related to share-based compensation plans	—	—	(295,994)	(4.7)	—	—	—	(4.7)
Net change on derivatives designated as cash flow hedges, net of tax of $1.6 million	—	—	—	—	—	—	4.9	4.9
Foreign currency translation adjustments	—	—	—	—	—	—	0.1	0.1
Net income	—	—	—	—	—	0.3	—	0.3
Balance at June 30, 2023	443,374,297	$4.4	(24,562,918)	$(299.8)	$3,159.3	$(121.3)	$0.4	$2,743.0
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

R1 RCM Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$0.6	$9.0
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	134.8	43.6
Amortization of debt issuance costs	2.8	0.7
Share-based compensation	30.5	21.7
CoyCo 2 share-based compensation	3.7	—
Loss on disposal and right-of-use asset write-downs	4.9	2.7
Provision for credit losses	16.5	0.3
Deferred income taxes	(8.4)	(17.5)
Non-cash lease expense	5.8	6.0
Other	3.0	1.5
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(20.2)	(34.0)
Contract assets	(10.8)	(1.6)
Prepaid expenses and other assets	(5.7)	(20.0)
Accounts payable	(11.5)	5.0
Accrued compensation and benefits	(16.1)	(76.1)
Lease liabilities	(8.9)	(5.1)
Other liabilities	6.9	13.5
Customer liabilities and customer liabilities - related party	(15.8)	(15.2)
Net cash provided by (used in) operating activities	112.1	(65.5)
Investing activities
Purchases of property, equipment, and software	(48.7)	(42.7)
Acquisition of Cloudmed, net of cash acquired	—	(847.7)
Proceeds from disposal of assets	—	0.4
Other	1.5	—
Net cash used in investing activities	(47.2)	(890.0)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	—	1,016.6
Borrowings on revolver	30.0	30.0
Payment of debt issuance costs	—	(1.0)
Repayment of senior secured debt	(24.8)	(8.8)
Repayments on revolver	(40.0)	(20.0)
Payment of equity issuance costs	—	(2.0)
Exercise of vested stock options	0.9	2.5
Purchase of treasury stock	—	(0.6)
Shares withheld for taxes	(18.1)	(25.1)
Other	(0.1)	(0.1)
Net cash (used in) provided by financing activities	(52.1)	991.5
Effect of exchange rate changes in cash, cash equivalents and restricted cash	0.2	(2.6)
Net increase in cash, cash equivalents and restricted cash	13.0	33.4
Cash, cash equivalents and restricted cash, at beginning of period	110.1	130.1
Cash, cash equivalents and restricted cash, at end of period	$123.1	$163.5
Supplemental disclosures of cash flow information
Property, equipment and software purchases not paid	$29.4	$24.6
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

1. Business Description and Basis of Presentation
Business Description
R1 RCM Inc. (the “Company”) is a leading provider of technology-driven solutions that transform the patient experience and financial performance of healthcare providers. The Company assists healthcare providers in generating sustainable improvements in their operating margins and cash flows while also enhancing patient, physician, and staff satisfaction for its customers.
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the Company’s financial position as of June 30, 2023, the results of operations of the Company for the three and six months ended June 30, 2023 and 2022, and the cash flows of the Company for the six months ended June 30, 2023 and 2022. These financial statements include the accounts of R1 RCM Inc. and its wholly owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2023.
When preparing financial statements in conformity with GAAP, the Company makes a number of significant estimates, assumptions, and judgments in the preparation of the financial statements. Actual results could differ from those estimates. For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023 (the “2022 Form 10-K”).
Recently Issued Accounting Standards and Disclosures

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual sale restriction on an equity security should not be considered in measuring the security’s fair value. The Company will adopt ASU 2022-03 prospectively effective January 1, 2024 and is currently evaluating the impact of the standard on its consolidated financial statements.

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

Prior Acquisitions

During 2022, the Company acquired all outstanding equity interests in Revint Holdings, LLC (“Cloudmed”), a provider of revenue intelligence solutions, in exchange for shares of the Company’s common stock and cash. The shares of common stock received by the Cloudmed sellers are subject to an 18-month lock-up period that expires on December 21, 2023. In addition, the Company replaced certain pre-acquisition awards held by certain Cloudmed sellers with restricted stock units (“RSUs”) of the Company.

The fair value of assets acquired and liabilities assumed is:

Purchase Price Allocation
Total purchase consideration	$3,281.6

Allocation of consideration to assets acquired and liabilities assumed:
Cash and cash equivalents	$32.1
Accounts receivable	61.8
Current portion of contract assets	70.9
Property, equipment and software	5.0
Operating lease right-of-use assets	25.3
Non-current portion of contract assets	22.2
Intangible assets	1,366.5
Goodwill	2,092.8
Other assets	6.7
Accounts payable	(31.9)
Customer liabilities	(2.8)
Accrued compensation and benefits	(93.4)
Operating lease liabilities	(25.4)
Deferred income tax liabilities	(236.0)
Other liabilities	(12.2)
Net assets acquired	$3,281.6

Measurement period adjustments

The Company had various measurement period adjustments due to additional information received since December 31, 2022. The significant adjustments included a reduction to deferred income tax liabilities and a corresponding decrease to goodwill of $9.4 million related to updated tax return information. The measurement period for the Cloudmed acquisition ended during the second quarter of 2023.

RevWorks

In 2020, the Company purchased certain assets relating to the RevWorks services business from Cerner Corporation. In accordance with the purchase agreement, the Company paid the first deferred payment of $12.5 million in the third quarter of 2021 and was required to make a second deferred payment of $12.5 million, which is included in other accrued expenses on the Consolidated Balance Sheet as of June 30, 2023.

The two deferred payments related to the RevWorks acquisition were contractual obligations of the Company; however, they were refundable, in whole or in part, to the Company if certain RevWorks customer revenue targets defined in the purchase agreement for the first two years following the acquisition were not achieved. Consistent with the contract requirements, the parties engaged in arbitration to finalize the remaining deferred payment and contingently refundable consideration amounts. The parties reached a settlement after June 30, 2023 regarding the deferred payment and contingently refundable consideration in amounts that are materially consistent with the amounts recorded by the Company at December 31, 2022.

Pro Forma Results

The following table summarizes, on a pro forma basis, the combined results of the Company as though the Cloudmed acquisition had occurred as of January 1, 2021. These pro forma results are not necessarily indicative of the actual consolidated results had the acquisition occurred as of that date or of the future consolidated operating results for any period. Pro forma results are:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net services revenue	$494.5	$980.9
Net income	$19.5	$27.0

Adjustments, net of the income tax effects, that were made to earnings related to (i) depreciation and amortization to reflect the fair value of identified assets acquired, (ii) share-based compensation expense for awards granted in connection with the acquisition, (iii) extinguishing Cloudmed’s debt and replacing it with the debt of the Company, and (iv) the timing of acquisition related costs.

3. Revenue Recognition
Revenue is measured based on consideration specified in a contract with a customer, and presented net of any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a service to a customer, which is typically over the contract term. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved.

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net operating fees	$357.8	$318.3	$718.8	$641.1
Incentive fees	30.8	29.9	54.4	60.1
Modular and other (1)	172.1	43.7	333.1	76.4
Net services revenue	$560.7	$391.9	$1,106.3	$777.6

(1) Modular and other revenue primarily consists of $138.6 million and $264.4 million in fees related to Cloudmed service lines for the three and six months ended June 30, 2023, respectively. Fees related to revenue integrity solutions, practice management (“PM”) services, physician advisory services (“PAS”), and software subscription revenue are also included in modular and other revenue.

Contract Balances

The following table provides information about contract assets, net and contract liabilities from contracts with customers:

	June 30, 2023	December 31, 2022
Contract assets, net
Current	$89.9	$83.9
Non-current	37.8	32.0
Total contract assets, net	$127.7	$115.9

Contract liabilities
Current (1)	$10.9	$9.7
Non-current (2)	17.6	18.7
Total contract liabilities	$28.5	$28.4

(1) Current contract liabilities include $8.9 million and $7.6 million classified in the current portion of customer liabilities and $2.0 million and $2.1 million classified in the current portion of customer liabilities - related party as of June 30, 2023 and December 31, 2022, respectively.
(2) Non-current contract liabilities include $4.9 million and $5.0 million classified in the non-current portion of customer liabilities and $12.7 million and $13.7 million classified in the non-current portion of customer liabilities - related party as of June 30, 2023 and December 31, 2022, respectively.

The contract assets, net balance will increase or decrease based on the timing of invoices and recognition of revenue. Significant changes in the carrying amount of contract assets, net for the six months ended June 30, 2023 were as follows:

Contract Assets, net
Balance as of December 31, 2022	$115.9
Revenue recognized	182.6
Amounts billed	(169.8)
Other (1)	(1.0)
Balance as of June 30, 2023	$127.7

(1) Other primarily includes purchase price allocation adjustments and changes to the allowance for credit losses.

Contract Liabilities
Balance as of December 31, 2022	$(28.4)
Advanced billings - January 1, 2023 (1)	(85.0)
Advanced billings recognized	85.0
Additions	(8.9)
Revenue recognized	8.8
Balance as of June 30, 2023	$(28.5)

(1) The Company records advanced billings to contract liabilities and accounts receivable on the first day of the respective service period, which are earned during the year.

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The estimated revenue does not include amounts of variable consideration that are constrained.

	Net operating fees	Incentive fees
Remainder of 2023	$47.5	$20.2
2024	57.6	2.1
2025	34.2	—
2026	9.6	—
2027	3.5	—
2028	1.9	—
Thereafter	4.3	—
Total	$158.6	$22.3

The amounts presented in the table above include variable fee estimates of the Company’s physician group revenue cycle management (“RCM”) services contracts, fixed fees, and forecasted incentive fees. Fixed fees are typically recognized ratably as the performance obligation is satisfied and forecasted incentive fees are measured cumulatively over the contractually defined performance period.

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

The Company evaluates its accounts receivable for expected credit losses monthly. The Company maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. This allowance is based on the Company’s historical experience, the length of time a balance has been outstanding, and the Company’s assessment of each customer’s ability to pay, which is based on input from key Company personnel assigned to the customer, the status of ongoing operations with the customer, and business and industry factors, such as significant shifts in the healthcare environment that could impact the customer’s financial health.

The Company has presented the rollforward below on a consolidated basis as the currently expected credit losses for its large integrated healthcare system customers are not anticipated to be material.

Movements in the allowance for credit losses related to accounts receivable are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$16.1	$2.4	$15.2	$2.5
Cumulative effect of Cloudmed ASC 326 adoption	—	1.8	—	1.8
Provision (recoveries)	15.5	0.3	16.6	0.3
Write-offs	—	(0.1)	(0.2)	(0.2)
Ending balance (1)	$31.6	$4.4	$31.6	$4.4

(1) The 2023 balance includes an allowance for credit losses related to a physician customer of $21.7 million, which was increased by $11.6 million in the current quarter to fully reserve the outstanding accounts receivable exposure due to the announcement that the customer plans to cease operations.

5. Debt

The carrying amounts of debt consist of the following:

	June 30, 2023	December 31, 2022
Senior Revolver (1)	$90.0	$100.0
Term A Loans	1,189.1	1,211.4
Term B Loan	496.3	498.7
Unamortized discount and issuance costs	(21.3)	(23.6)
Total debt	1,754.1	1,786.5
Less: Current maturities	(62.6)	(53.9)
Total long-term debt	$1,691.5	$1,732.6

(1) As of June 30, 2023, the Company had $90.0 million in borrowings, $1.2 million letters of credit outstanding, and $508.8 million of availability under the $600.0 million senior secured revolving credit facility (“Senior Revolver”).

Second Amended and Restated Senior Secured Credit Facilities

On June 21, 2022, the Company, R1 RCM Holdco Inc. (f/k/a R1 RCM Inc.), a wholly owned subsidiary of the Company, and certain other of the Company’s subsidiaries entered into a second amended and restated senior credit agreement (the “Second A&R Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders named therein, governing the Company’s second amended and restated senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of the $691.3 million existing senior secured term loan A facility (the “Existing Term A Loan”), a $540.0 million senior secured incremental term loan A facility (the “Incremental Term A Loan,” and together with the Existing Term A Loan, the “Term A Loans”), a $500.0 million senior secured term loan B facility (the “Term B Loan,” and together with the Term A Loans, the “Senior Term Loans”), and the $600.0 million Senior Revolver. In conjunction with entering into the Second A&R Credit Agreement, the Company incurred $7.2 million and capitalized $6.4 million of debt issuance costs.

The interest rate as of June 30, 2023 was 7.35% for the Term A Loans and Senior Revolver and 8.10% for the Term B Loan.

The Second A&R Credit Agreement contains a number of financial and non-financial covenants. The Company was in compliance with all of the covenants in the Second A&R Credit Agreement as of June 30, 2023. The obligations under the Second A&R Credit Agreement are secured by a pledge of 100% of the capital stock of certain domestic subsidiaries owned by the Company and a security interest in substantially all of the Company’s tangible and intangible assets and the tangible and intangible assets of certain domestic subsidiaries.

Debt Maturities

Scheduled maturities of the Company’s long-term debt are summarized as follows:

Scheduled Maturities
Remainder of 2023	$29.1
2024	67.0
2025	67.0
2026	708.3
2027	430.2
2028	5.0
Thereafter	468.8
Total	$1,775.4

For further details on the Second A&R Credit Agreement, refer to Note 10 of the audited consolidated financial statements included in the Company’s 2022 Form 10-K.
6. Derivative Financial Instruments

The Company utilizes cash flow hedges to manage its currency risk arising from its global business services centers. As of June 30, 2023, the Company had recorded $1.1 million of unrealized gains in accumulated other comprehensive income related to foreign currency hedges. The Company estimates that $1.1 million of gains reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next six months.

The net gains (losses) reclassified into cost of services were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2023	2022	2023	2022
$0.5	$(0.1)	$0.8	$0.1

As of June 30, 2023, the Company’s foreign currency forward contracts had maturities extending no later than December 31, 2023, and had a total notional value of $61.2 million.

The Company also utilizes cash flow hedges to reduce variability in interest cash flows from its outstanding debt. As of June 30, 2023, the Company had recorded $16.5 million of unrealized gains in accumulated other comprehensive income related to interest rate swaps. The Company estimates that $11.1 million of gains reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next twelve months.

The net gains (losses) reclassified into interest expense were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2023	2022	2023	2022
$2.5	$(0.2)	$4.4	$(0.5)

As of June 30, 2023, the Company’s interest rate swaps extended no later than June 30, 2025, and had a total notional value of $500.0 million.

The location and fair value of derivative instruments designated as hedges in the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Foreign currency forward contracts
Prepaid expenses and other current assets	$1.1	$0.1
Other accrued expenses	—	0.5
Total foreign current forward contracts	$1.1	$0.6

Interest rate swaps
Prepaid expenses and other current assets	$11.1	$8.7
Other assets	5.4	5.0
Other accrued expenses	—	—
Total interest rate swaps	$16.5	$13.7

As of June 30, 2023 and December 31, 2022, the accumulated gain, net of tax, recognized in accumulated other comprehensive income (loss) was $13.1 million and $9.9 million, respectively.

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the Consolidated Statements of Cash Flows. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements.
On July 5, 2022, the Company and Sutter Health (“Sutter”) entered into a put right agreement regarding the potential purchase of a business that would expand the Company’s service capabilities. This agreement is effective through approximately the end of 2023 and allows Sutter to sell the business to the Company for $150.0 million, subject to the negotiation of a definitive agreement and the satisfaction of agreed upon closing conditions, including the requirement that the purchase price be deemed to be fair value at the time of the potential transaction. Assuming an agreement is reached for the Company to acquire the business, the Company and Sutter would also need to reach an agreement as to whether the purchase price would be paid in cash or shares of the Company’s common stock.

7. Share-Based Compensation

The total share-based compensation expense relating to the Company’s stock options, RSUs, and performance-based restricted stock units (“PBRSUs”) that has been included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share-Based Compensation Expense Allocation Details:
Cost of services	$12.8	$5.1	$19.7	$9.4
Selling, general and administrative	9.1	6.5	14.5	12.3
Total share-based compensation expense (1)	$21.9	$11.6	$34.2	$21.7

Related tax benefits	$4.7	$2.1	$7.3	$3.9
(1) Included in the share-based compensation expense above is $1.9 million and $3.7 million of share-based compensation expense for the three and six months ended June 30, 2023, respectively, of CoyCo 2, L.P., a shareholder of the Company (“CoyCo 2”). This expense relates to equity awards held by certain Cloudmed employees that were modified as part of the Cloudmed acquisition into awards of CoyCo 2 and were granted for services that benefit the Company’s operations.
The Company accounts for forfeitures as they occur. Excess tax benefits and shortfalls for share-based payments are recognized in income tax expense and included in operating activities. The Company recognized the following income tax benefits from windfalls associated with vesting and exercises of equity awards:

Three Months Ended June 30,		Six Months Ended June 30,
2023	2022	2023	2022
$0.7	$2.4	$1.2	$4.9
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
Stock options
A summary of the options activity during the six months ended June 30, 2023 is shown below:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2022	3,104,413	$3.38
Granted	—	—
Exercised	(303,443)	3.46
Canceled/forfeited	(45,865)	2.59
Expired	—	—
Outstanding at June 30, 2023	2,755,105	$3.38
Outstanding, vested and exercisable at June 30, 2023	2,755,105	$3.38
Outstanding, vested and exercisable at December 31, 2022	3,080,069	$3.23
Restricted stock units and performance-based restricted stock units
A summary of the RSU and PBRSU activity during the six months ended June 30, 2023 is shown below:

			Weighted- Average Grant Date Fair Value
	RSUs	PBRSUs	RSU	PBRSU
Outstanding and unvested at December 31, 2022	3,232,002	6,876,797	$19.07	$19.48
Granted	3,111,313	1,486,574	15.08	15.59
Performance factor adjustment	—	792,189	—	15.95
Vested	(833,843)	(2,286,886)	15.56	15.95
Forfeited	(232,708)	(647,019)	18.81	19.75
Outstanding and unvested at June 30, 2023	5,276,764	6,221,655	$17.29	$19.37

Shares surrendered for taxes for the six months ended June 30, 2023	302,902	903,658
Cost of shares surrendered for taxes for the six months ended June 30, 2023 (in millions)	$4.8	$13.1
Shares surrendered for taxes for the six months ended June 30, 2022	155,355	725,570
Cost of shares surrendered for taxes for the six months ended June 30, 2022 (in millions)	$3.5	$18.7
Upon consummation of the Cloudmed acquisition, outstanding restricted units of Cloudmed were replaced by an aggregate 1,536,220 RSUs of the Company. The Company also issued an aggregate of 3,173,184 inducement RSUs and PBRSUs to certain employees of Cloudmed under Nasdaq Listing Rule 5635(c)(4) pursuant to its 2022 Inducement Plan.

The Company’s RSU and PBRSU agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSUs and PBRSUs in lieu of their payment of the required personal employment-related taxes. Shares surrendered for payment of personal employment-related taxes are held in treasury.

Outstanding PBRSUs vest upon satisfaction of both time-based and performance-based conditions. Depending on the award, performance condition targets may include cumulative adjusted EBITDA, end-to-end RCM agreement growth, modular sales revenue, or other specific performance factors. Depending on the percentage level at which the performance-based conditions are satisfied, the number of shares vesting could be between 0% and 200% of the number of PBRSUs originally granted. Based on the established targets, the maximum number of shares that could vest for all outstanding PBRSUs is 12,443,310.
8. Other Expenses

Other expenses are incurred in connection with acquisition and integration costs, various exit activities, transformation initiatives, and organizational changes to improve our business alignment and cost structure. The following table summarizes the other expenses recognized for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Business acquisition costs (1)	$2.0	$67.9	$2.1	$74.2
Integration costs (2)	8.1	9.1	23.9	9.5
Technology transformation (3)	3.7	—	7.3	—
Strategic initiatives (4)	6.4	2.5	10.8	2.8
Global business services center expansion project in the Philippines (5)	—	6.9	—	10.0
Facility-exit charges (6)	7.3	1.2	8.5	6.0
Other (7)	0.8	1.3	5.9	3.5
Total other expenses	$28.3	$88.9	$58.5	$106.0
(1) Costs, including legal, consulting, and bank fees, that are directly related to the closing of business acquisitions and include changes to contingent consideration, if applicable.
(2) Costs reflect efforts to integrate acquisitions from a systems, processes, and people perspective and to achieve synergies expected from business acquisitions. Costs include consulting fees, IT vendor spend, severance, retention, and certain payroll costs.
(3) Costs relate to projects underway to create a new platform that consolidates the Cloudmed and R1 customer solutions and migrates them to a cloud environment to reduce onboarding costs and accelerate the delivery of value to the Company’s customers. These projects are expected to be completed in 2025. Certain costs incurred qualify for capitalization and have been recorded on the Consolidated Balance Sheet.
(4) Costs relate to performing portfolio and capital structure analyses and transactions and other business restructuring activities as part of the Company’s growth strategy. Costs include vendor spend, employee time and expenses spent on activities, severance, and retention amounts.
(5) Costs include legal and consulting fees related to the establishment of the Company’s inaugural global business services center in the Philippines as well as severance costs for personnel whose roles are being relocated. The entry into the Philippines was the first new organic global business services center country expansion by the Company in approximately 15 years. The Company completed the expansion project in 2022.
(6) As part of evaluating its footprint, the Company has exited certain leased facilities. Costs include asset impairment charges, early termination fees, and other costs related to exited leased facilities.
(7) For the three and six months ended June 30, 2023, other includes $1.3 million and $6.8 million, respectively, of expenses related to the Company’s ongoing litigation matters. For the three and six months ended June 30, 2022, other includes $0.7 million and $1.8 million, respectively, of expenses related to the Company’s ongoing litigation matters. For further details, refer to Note 11, Commitments and Contingencies.

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

The Company recognized income tax expense for the three months ended March 31, 2023 and income tax benefit for the six months ended June 30, 2023 on the year-to-date pre-tax loss. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions for taxes on foreign source income, state taxes, non-deductible expenses, and discrete items.

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

10. Earnings (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.
Diluted net income (loss) per share is calculated by adjusting the denominator used in the basic net income (loss) per share computation by potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options and shares issuable upon vesting of RSUs and PBRSUs.
Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$0.3	$(20.4)	$0.6	$9.0
Basic weighted-average common shares	418,525,625	294,658,635	417,939,489	286,746,902
Add: Effect of dilutive equity awards	4,028,162	—	4,259,246	5,838,531
Add: Effect of dilutive warrants	32,691,820	—	31,898,919	35,583,805
Diluted weighted average common shares	455,245,607	294,658,635	454,097,654	328,169,238
Net income (loss) per common share (basic)	$—	$(0.07)	$—	$0.03
Net income (loss) per common share (diluted)	$—	$(0.07)	$—	$0.03

Because of their anti-dilutive effect, 511,308 and 2,025,091 common share equivalents comprised of stock options, PBRSUs, and RSUs have been excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2023, respectively.
For the three and six months ended June 30, 2022, 22,558,278 and 90,583 common share equivalents, respectively, were excluded from the diluted earnings per share calculation because of their anti-dilutive effect. Additionally, for the three months ended June 30, 2022, TCP-ASC ACHI Series LLLP’s (“TCP-ASC” or the “Investor”) and IHC Health Services, Inc.’s (“Intermountain”) exercisable warrants to acquire up to 40.5 million and 1.5 million shares, respectively, of the Company’s common stock were excluded from the diluted earnings per share calculation because they were anti-dilutive.

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

On February 18, 2022, plaintiffs filed a supplement to their complaint, naming certain additional defendants and asserting additional claims related to the Company’s agreement to acquire Cloudmed, which was announced on January 10, 2022. The additional claims assert that: (i) TCP-ASC, Ascension, and TowerBrook, along with the Company’s directors (“Individual Defendants”), breached their fiduciary duties by causing the Company to enter into and approving the Cloudmed acquisition, respectively, which plaintiffs claim will perpetuate TCP-ASC’s, Ascension’s, and TowerBrook’s control over the Company and entrench the Individual Defendants by virtue of certain agreements entered into as part of the transaction, including a Second Amended Investor Rights Agreement with TCP-ASC (the “Seconded Amended Investor Rights Agreement”) and an Investor Rights Agreement with Cloudmed (the “Cloudmed Investor Rights Agreement”); and (ii) Cloudmed’s stockholders aided and abetted such breaches. Plaintiffs also allege that certain provisions in the Cloudmed Investor Rights Agreement and the Second Amended Investor Rights Agreement are void under the Company’s charter, bylaws, and the Delaware General Corporation law. The plaintiffs seek a declaratory judgment and damages, as well as attorneys’ fees and costs. Trial is scheduled for November 2023. The Company believes it has meritorious defenses to all claims against it and intends to vigorously defend itself against these claims.

In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS customers and a place holder, John Doe hospital, representing all PAS customers (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties, and plaintiff’s attorneys’ fees. The Third Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago and was presented to the U.S. Attorney in Chicago, and the U.S. Attorney declined to intervene. Both the Company’s and plaintiff’s motions for summary judgment were denied in December 2020, and the parties have completed damage and expert discovery. Additional dispositive motions are expected to extend into 2023, with trial, if necessary, likely to be scheduled in 2024. The Company believes it has meritorious defenses to all claims in the case and is vigorously defending itself against these claims.
12. Related Party Transactions
This note encompasses transactions between Ascension and its affiliates, including AMITA Health, and the Company pursuant to the Master Professional Services Agreement, including all supplements, amendments, and other documents entered into in connection therewith. For further details on the Company’s agreements with Ascension, see Note 1 and Note 19 of the 2022 Form 10-K. In conjunction with the Cloudmed acquisition, New Mountain became a new related party. There were no material transactions with New Mountain subsequent to the Cloudmed acquisition.
Net services revenue from services provided to Ascension, as well as corresponding accounts receivable and customer liabilities are presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) and the Consolidated Balance Sheets. Since Ascension is the Company’s largest customer, a significant percentage of the Company’s cost of services is associated with providing services to Ascension. However, due to the nature of the Company’s global business services and information technology operations, it is impracticable to assign the dollar amount associated with services provided to Ascension.
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
Customers comprising greater than 10% of net services revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer Name	2023	2022	2023	2022
Ascension and its affiliates	39%	57%	39%	57%
Intermountain Healthcare	10%	13%	11%	14%
The loss of customers within the Ascension health system or Intermountain network could have a material adverse impact on the Company’s operations.
As of June 30, 2023 and December 31, 2022, the Company had a concentration of credit risk with Ascension, representing 7% and 10% of accounts receivable, respectively.
14. Supplemental Financial Information
The following table summarizes the allocation of depreciation and amortization expense related to property, equipment and software between cost of services and selling, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of services	$17.4	$12.8	$32.9	$24.3
Selling, general and administrative	0.2	0.2	0.6	0.5
Total depreciation and amortization	$17.6	$13.0	$33.5	$24.8
Intangible asset amortization expense was $51.2 million and $101.3 million for the three and six months ended June 30, 2023, respectively, and $11.7 million and $18.8 million for the three and six months months ended June 30, 2022, respectively. Amortization expense for intangible assets is included in cost of services on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Supplemental cash flow information related to leases are as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12.4	$9.0
Right-of-use assets obtained in exchange for operating lease obligations:	4.7	65.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Undue reliance should not be placed on these statements. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “anticipate,” “believe,” “designed,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “will” or “would” and similar expressions or variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements include, among other things, statements about macroeconomic conditions and their impact on our business and our customers, our industry and the size of our market, the acquisition of Cloudmed, our strategic initiatives, our capital plans, our costs, our ability to successfully implement new technologies, our future financial performance, and our liquidity. Such forward-looking statements are based on management’s current expectations about future events as of the date hereof and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Subsequent events and developments, including actual results or changes in our assumptions, may cause our views to change. We do not undertake to update our forward-looking statements except to the extent required by applicable law. Readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements included herein are expressly qualified in their entirety by these cautionary statements. Our actual results and outcomes could differ materially from those included in these forward-looking statements as a result of various factors, including, but not limited to, economic downturns and market conditions beyond our control, including periods of inflation; the quality of global financial markets; our ability to timely and successfully achieve the anticipated benefits and potential synergies of the acquisition of Cloudmed; our ability to retain existing customers or acquire new customers; the development of markets for our revenue cycle management offering; variability in the lead time of prospective customers; competition within the market; breaches or failures of our information security measures or unauthorized access to a customer’s data; delayed or unsuccessful implementation of our technologies or services, or unexpected implementation costs; disruptions in or damages to our global business services centers and third-party operated data centers; the volatility of our stock price; our substantial indebtedness; and the factors discussed elsewhere in this Quarterly Report on Form 10-Q, and those set forth in Part I, Item 1A of our 2022 Form 10-K and our other filings with the SEC.

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
Overview
Our Business
We are a leading provider of technology-driven solutions that transform the patient experience and financial performance of healthcare providers. We assist healthcare providers in generating sustainable improvements in their operating margins and cash flows while also enhancing patient, physician, and staff satisfaction for our customers.

While we cannot control the changes in the regulatory environment imposed on our customers, we believe that our role becomes increasingly more important to our customers as macroeconomic, regulatory, and healthcare industry conditions continue to impose financial pressure on healthcare providers to manage their operations effectively and efficiently.
We operate our business as a single segment configured with our significant operations and offerings organized around the business of providing revenue cycle management (“RCM”) services to healthcare providers.
Trends and Economic Conditions

Revenue cycle is a critical function for healthcare providers as they seek to increase process efficiency and maximize cash collected from health insurance companies and patients. Healthcare providers operate their revenue cycle with a combination of labor, software, and services vendors. Third-party vendors offer various solutions including consulting services, software, and other services, including point solutions that cover one or multiple components of the revenue cycle and full outsourcing services, among others. The Centers for Medicare and Medicaid Services projects hospital care and physician care expenditures in the U.S. to amount to $1.5 trillion and $930 billion in 2023, respectively. We estimate the cost of hospital and physician revenue cycle operations to be approximately 5% of revenue, resulting in a market size of approximately $115 billion. According to Research and Markets data as of June 2023, revenue cycle spend is projected to grow at a compounded annual growth rate of 11.1% through 2028.

Health systems are currently facing challenges in their revenue cycle operations based on several factors, including: (1) more complex and clinical-outcomes based reimbursement, (2) industry consolidation amongst hospitals and across the continuum of care, (3) increasing patient responsibility for their medical bills, (4) healthcare labor shortage, and (5) capital constraints to invest in the revenue cycle given financial difficulties and requirements to invest in improving clinical care. We believe these trends provide opportunities for external RCM vendors that we expect will result in further growth for the industry and our Company.

Growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, contributed to high levels of inflation in 2022. We expect inflation to persist throughout 2023, which may impact our costs for wages and other materials. Inflation may also impact the economic health of our customers, including their ability to pay amounts owed to us. In response to rising inflation, the Federal Reserve Board has raised interest rates and signaled that it may continue to raise rates. Our credit facility interest, in part, is based on a variable interest rate structure which can result in increased cost in periods of rising interest rates. To date, rising interest rates have not had a material impact on our results of operations.

Our incentive fees in the first half of 2023 improved relative to the second half of 2022 due to modest improvements in payer reimbursement turnaround times. Payer reimbursement timelines remain elevated and our incentive fees are consequently lower relative to 2021 or the first half of 2022. However, we expect modest improvement in incentive fees over time. In addition, we are observing the following trends, which we expect will persist through the remainder of 2023: (i) we expect reduced growth in our physician business serving emergency department physicians due to regulatory changes that are impacting some of the large groups in the industry and (ii) with the possibility of economic downturns, we could see potential weakness in consumer collections as healthcare bills are de-prioritized.

Other adverse macroeconomic conditions, including but not limited to changes to fiscal and monetary policy and currency fluctuations, could impact macro-level consumer spending trends, which could affect the volume processed on our platform and result in fluctuations to our revenue streams. Certain of our customers may be negatively impacted by these events. In addition, our business and customers continue to face challenges relating to a tight labor market and increased turnover rates. In particular, the current labor market combined with heightened inflation across the globe may increase cost of labor for both us and our customers in 2023 and over time. We plan to continue to invest in technology to help us offset these costs and expect to continue hiring talented employees and providing competitive compensation. Furthermore, recent bank failures and the flow-on effects of those events, including systematic pressures, may cause instability in the banking industry or result in failures at other banks or financial institutions to which we or our customers may face direct or indirect exposure. The bank failures that occurred in the first half of 2023 did not directly impact R1 financially. The extent to which these macroeconomic conditions will affect our business is uncertain and will depend on political, social, economic, and regulatory forces that are outside of our control. We continue to assess fluctuating macroeconomic events to manage our response.
CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended June 30,		2023 vs. 2022 Change		Six Months Ended June 30,		2023 vs. 2022 Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(In millions, except percentages)
Consolidated Statement of Operations Data:
Net operating fees	$357.8	$318.3	$39.5	12%	$718.8	$641.1	$77.7	12%
Incentive fees	30.8	29.9	0.9	3%	54.4	60.1	(5.7)	(9)%
Modular and other	172.1	43.7	128.4	294%	333.1	76.4	256.7	336%
Total net services revenue	560.7	391.9	168.8	43%	1,106.3	777.6	328.7	42%
Operating expenses:
Cost of services	445.9	310.1	135.8	44%	880.6	606.6	274.0	45%
Selling, general and administrative	62.6	30.9	31.7	103%	109.6	59.8	49.8	83%
Other expenses	28.3	88.9	(60.6)	(68)%	58.5	106.0	(47.5)	(45)%
Total operating expenses	536.8	429.9	106.9	25%	1,048.7	772.4	276.3	36%
Income (loss) from operations	23.9	(38.0)	61.9	(163)%	57.6	5.2	52.4	1,008%
Net interest expense	32.5	6.9	25.6	371%	63.2	11.6	51.6	445%
Net income (loss) before income tax benefit	(8.6)	(44.9)	36.3	(81)%	(5.6)	(6.4)	0.8	(13)%
Income tax benefit	(8.9)	(24.5)	15.6	(64)%	(6.2)	(15.4)	9.2	(60)%
Net income (loss)	$0.3	$(20.4)	$20.7	(101)%	$0.6	$9.0	$(8.4)	(93)%

Adjusted EBITDA (1)	$142.9	$87.2	$55.7	64%	$285.1	$176.5	$108.6	62%

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
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) before net interest income/expense, income tax provision/benefit, depreciation and amortization expense, share-based compensation expense, CoyCo 2, L.P. (“CoyCo 2”) share-based compensation expense, and other expense items detailed in Note 8, Other Expenses, to the consolidated financial statements included in this Quarterly Report on Form 10-Q, including business acquisition costs, integration costs, technology transformation, strategic initiatives, the global business services center expansion project in the Philippines, and facility-exit charges.
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
•Interest expenses or cash required to pay interest; and
•Certain other expenses which may require cash payments;
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

	Three Months Ended June 30,		2023 vs. 2022 Change		Six Months Ended June 30,		2023 vs. 2022 Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(In millions, except percentages)
Net income (loss)	$0.3	$(20.4)	$20.7	(101)%	$0.6	$9.0	$(8.4)	(93)%
Net interest expense	32.5	6.9	25.6	371%	63.2	11.6	51.6	445%
Income tax benefit	(8.9)	(24.5)	15.6	(64)%	(6.2)	(15.4)	9.2	(60)%
Depreciation and amortization expense	68.8	24.7	44.1	179%	134.8	43.6	91.2	209%
Share-based compensation expense (1)	20.0	11.6	8.4	72%	30.5	21.7	8.8	41%
CoyCo 2 share-based compensation expense (2)	1.9	—	1.9	100%	3.7	—	3.7	100%
Other expenses (3)	28.3	88.9	(60.6)	(68)%	58.5	106.0	(47.5)	(45)%
Adjusted EBITDA (non-GAAP)	$142.9	$87.2	$55.7	64%	$285.1	$176.5	$108.6	62%

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
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Net Services Revenue
Net services revenue increased by $168.8 million, or 43%, from $391.9 million for the three months ended June 30, 2022, to $560.7 million for the three months ended June 30, 2023. The increase was driven by a $125.3 million incremental contribution from Cloudmed and net operating fees from new end-to-end customers.
Cost of Services
Cost of services primarily consists of wages and benefits of personnel that perform services for our customers and any related supplies, equipment, or facility costs utilized by these employees, which includes our global shared service centers in India and the Philippines. It also includes cost of services provided to our customers by vendors directly contracted by R1 or assigned to R1 at contract inception. Cost of services increased by $135.8 million, or 44%, from $310.1 million for the three months ended June 30, 2022, to $445.9 million for the three months ended June 30, 2023. The increase in cost of services was primarily driven by the Cloudmed acquisition, particularly due to expenses related to personnel and vendors required to maintain legacy Cloudmed operations, as well as the cost related to onboarding new end-to-end customers.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $31.7 million, or 103%, from $30.9 million for the three months ended June 30, 2022, to $62.6 million for the three months ended June 30, 2023. The increase was driven by the Cloudmed acquisition, specifically compensation costs and software licensing and maintenance costs, and an $11.6 million increase in allowance for credit losses to fully reserve the outstanding accounts receivable exposure of a large physician customer that recently announced plans to cease operations.
Other Expenses
Other expenses decreased by $60.6 million, or 68%, from $88.9 million for the three months ended June 30, 2022, to $28.3 million for the three months ended June 30, 2023. See Note 8, Other Expenses, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the details of the costs included in this total for the comparative periods.
Income Taxes
Income tax benefit decreased by $15.6 million from $24.5 million for the three months ended June 30, 2022, to $8.9 million for the three months ended June 30, 2023, primarily due to lower pre-tax loss. Our effective tax rate (including discrete items) was approximately 103% and 55% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate for the three months ended June 30, 2023 was higher than the statutory federal tax rate due to state income taxes, certain non-deductible compensation, and taxes on foreign source income. The effective tax rate for the three months ended June 30, 2022 was higher than the federal statutory tax rate due to state income taxes, certain non-deductible compensation, non-deductible transaction costs, and taxes on foreign source income. Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net Services Revenue
Net services revenue increased by $328.7 million, or 42%, from $777.6 million for the six months ended June 30, 2022, to $1.1 billion for the six months ended June 30, 2023. The increase was driven by a $251.1 million incremental contribution from Cloudmed and net operating fees from new end-to-end customers.
Cost of Services
Cost of services primarily consists of wages and benefits of personnel that perform services for our customers and any related supplies, equipment, or facility costs utilized by these employees, which includes our global shared service centers in India and the Philippines. It also includes cost of services provided to our customers by vendors directly contracted by R1 or assigned to R1 at contract inception. Cost of services increased by $274.0 million, or 45%, from $606.6 million for the six months ended June 30, 2022, to $880.6 million for the six months ended June 30, 2023. The increase in cost of services was primarily driven by the Cloudmed acquisition, particularly due to expenses related to personnel and vendors required to maintain legacy Cloudmed operations, as well as the cost related to onboarding new end-to-end customers.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $49.8 million, or 83%, from $59.8 million for the six months ended June 30, 2022, to $109.6 million for the six months ended June 30, 2023. The increase was driven by the Cloudmed acquisition, specifically compensation costs and software licensing and maintenance costs, and an $11.6 million increase in allowance for credit losses to fully reserve the outstanding accounts receivable exposure of a large physician customer that recently announced plans to cease operations.
Other Expenses
Other expenses decreased by $47.5 million, or 45%, from $106.0 million for the six months ended June 30, 2022, to $58.5 million for the six months ended June 30, 2023. See Note 8, Other Expenses, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the details of the costs included in this total for the comparative periods.
Income Taxes
Income tax benefit decreased by $9.2 million from $15.4 million for the six months ended June 30, 2022, to $6.2 million for the six months ended June 30, 2023, primarily due to lower pre-tax loss and lower discrete benefit for stock windfall. Our effective tax rate (including discrete items) was approximately 111% and 241% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate for the six months ended June 30, 2023 was higher than federal statutory tax rate primarily due to state income taxes, non-deductible compensation, and taxes on foreign source income. The effective tax rate for the six months ended June 30, 2022 was higher than federal statutory tax rate due to state income taxes, non-deductible transaction costs, non-deductible compensation, and taxes on foreign source income. Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity include our cash flows from operations and borrowings under our second amended and restated senior credit agreement (the “Second A&R Credit Agreement”). As of June 30, 2023 and December 31, 2022, we had total available liquidity of $631.9 million and $609.2 million, respectively, reflecting our cash and cash equivalents as well as remaining availability under our senior secured revolving credit facility (the “Senior Revolver”).

Our liquidity is influenced by many factors, including timing of revenue and corresponding cash collections, the amount and timing of investments in strategic initiatives, transaction costs related to business acquisitions, our investments in property, equipment and software, and the use of cash to pay tax withholding obligations upon surrender of shares upon vesting of equity awards. We continue to invest capital in order to achieve our strategic initiatives and successfully integrate acquired companies. As part of our strategic initiatives, we plan to continue to invest in technology to increase the scalability and resiliency of our systems and drive additional value for our customers. We also expect to continue to invest in our global business services infrastructure and capabilities, including further expansion in the Philippines and India, and selectively pursue acquisitions and/or strategic relationships that will enable us to broaden or further enhance our offerings. New business development remains a priority as we plan to continue to boost our sales and marketing efforts. Additionally, we expect to incur costs associated with implementation and transition costs to onboard new customers. Failure of our customers to pay for obligations or the restructuring of such obligations can also impact our liquidity. In the second quarter of 2023, we increased our credit loss allowance by $11.6 million to fully reserve the outstanding accounts receivable exposure of a large physician customer that announced plans to cease operations. Our consolidated credit loss reserve is $31.6 million related to our customer receivable balance.
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
Our material cash requirements include the following contractual and other obligations:
Debt
Our indebtedness significantly increased as a result of the Cloudmed acquisition. As of June 30, 2023, we had outstanding debt of $1.8 billion with contractual payments extending through 2029, with $62.6 million payable within 12 months. Future interest payments associated with our debt total $515.1 million, with $124.6 million payable within the next 12 months, based on the floating rates as of June 30, 2023.
Leases
Our significant leasing activity encompasses leases for real estate, including corporate offices, operational facilities, and global business services centers. As of June 30, 2023, we had fixed future lease payments of $133.1 million, with $25.7 million payable within 12 months.
Software Purchase and Services Obligations
Our primary purchase obligations relate to contracts entered into with vendors that supply various software services and products. As of June 30, 2023, we had purchase obligations related to software and service contracts of $271.7 million, with $80.5 million payable within 12 months.
Cash Flow Activity
As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $123.1 million and $110.1 million, respectively. Cash flows from operating, investing, and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Net cash provided by (used in) operating activities	$112.1	$(65.5)
Net cash used in investing activities	$(47.2)	$(890.0)
Net cash (used in) provided by financing activities	$(52.1)	$991.5
Cash Flows from Operating Activities
Cash provided by operating activities increased by $177.6 million from cash used of $65.5 million for the six months ended June 30, 2022, to cash provided of $112.1 million for the six months ended June 30, 2023. Cash provided by operating activities primarily increased due to improved operating results (exclusive of non-cash depreciation and amortization).
Cash Used in Investing Activities
Cash used in investing activities primarily includes our investments in property, equipment and software and our inorganic growth initiatives. Outflows for significant acquisitions have typically been offset by cash inflows from financing activities related to obtaining new debt.
Cash used in investing activities decreased by $842.8 million from $890.0 million for the six months ended June 30, 2022, to $47.2 million for the six months ended June 30, 2023. Cash used in investing activities for the six months ended June 30, 2022 included the purchase of Cloudmed, which utilized cash of approximately $847.7 million. This amount was partially offset by a $6.0 million increase in property, equipment and software spend related to our strategic initiatives and capitalization of software for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Cash Flows from Financing Activities
Cash flows from financing activities primarily relate to borrowings and repayments of debt. In conjunction with acquisitions, we typically borrow additional debt to fund the consideration, either by increasing our existing facilities or refinancing with new facilities. We utilize our Senior Revolver to ensure we have sufficient cash on hand to support the needs of the business at any given point in time. Cash flows from financing activities also include cash received from exercises of stock options and the use of cash to pay tax withholding obligations on shares surrendered upon vesting of equity awards, as well as other financing activities.
Cash used in financing activities increased by $1.0 billion from cash provided of $991.5 million for the six months ended June 30, 2022, to cash used of $52.1 million for the six months ended June 30, 2023. For the six months ended June 30, 2022, cash was provided by the issuance of senior secured debt of $1.0 billion under the Second A&R Credit Agreement, which we entered into in conjunction with our acquisition of Cloudmed. The change also included a $36.0 million increase in debt and revolver repayments in 2023 compared to 2022, which was partially offset by a $7.0 million decrease in cash required to pay tax withholding obligations for surrendered shares upon vesting of equity awards in 2023 compared to 2022.

Debt and Financing Arrangements
On June 21, 2022, we entered into a Second A&R Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders named therein, governing the Company’s second amended and restated senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of the $691.3 million existing senior secured term loan A facility (the “Existing Term A Loan”), a $540.0 million senior secured incremental term loan A facility (the “Incremental Term A Loan,” and together with the Existing Term A Loan, the “Term A Loans”), a $500.0 million senior secured term loan B facility (the “Term B Loan,” and together with the Term A Loans, the “Senior Term Loans”), and the $600.0 million Senior Revolver. The Existing Term A Loan requires quarterly payments. Commencing December 31, 2022, we are also required to repay the Incremental Term A Loan and Term B Loan in quarterly principal installments. The Senior Secured Credit Facilities bear interest at a floating rate, which was 7.35% for the Term A Loans and Senior Revolver and 8.10% for the Term B Loan as of June 30, 2023. See Note 6, Derivative Financial Instruments, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion on our interest rate hedging transactions.

As of June 30, 2023, we had drawn $90.0 million and had $508.8 million of remaining availability on our Senior Revolver.

The proceeds from the new Senior Secured Credit Facilities, in addition to cash on hand, were or will be used to (i) refinance, in full, all existing indebtedness under the Amended and Restated Credit Agreement, dated as of July 1, 2021, by and among R1 RCM Holdco Inc. (f/k/a R1 RCM Inc.), now a wholly owned subsidiary of the Company, and certain of its subsidiaries, Bank of America, N.A., as administrative agent, and the lenders named therein, and amend and restate all commitments thereunder (the “Refinancing”), (ii) pay certain fees and expenses incurred in connection with the entry into the Second A&R Credit Agreement and the Refinancing, (iii) fund the acquisition of Cloudmed and a holding company reorganization, and to pay the fees, premiums, expenses and other transaction costs incurred in connection therewith, and (iv) finance our working capital needs for general corporate purposes.

The Second A&R Credit Agreement contains a number of financial and non-financial covenants. We are required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. The Company was in compliance with all of the covenants in the Second A&R Credit Agreement as of June 30, 2023.

See Note 5, Debt, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates due to our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of June 30, 2023, we have hedged $500.0 million of our $1.8 billion outstanding floating rate debt to a fixed rate of 3.01% plus the applicable spread defined in the Second A&R Credit Agreement. The remaining $1.3 billion outstanding is subject to average variable rates of 7.35% for the Term A Loans and Senior Revolver and 8.10% for the Term B Loan as of June 30, 2023. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would have increased or decreased our annual interest expense on the $1.3 billion subject to variable rates by approximately $12.8 million as of June 30, 2023.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee and Philippine peso because a portion of our operating expenses are incurred by our subsidiaries in India and the Philippines and are denominated in Indian rupees and Philippine pesos, respectively. We do not generate significant revenues outside of the United States. For each of the six months ended June 30, 2023 and 2022, 9% of our expenses were denominated in foreign currencies. As of June 30, 2023 and 2022, we had net assets of $95.8 million and $75.5 million in foreign entities, respectively. Before the impact of our foreign currency hedging activities discussed below, the reduction in earnings from a 10% change in foreign currency spot rates would be $10.6 million and $7.5 million at June 30, 2023 and 2022, respectively.
We have hedge positions that are designated cash flow hedges of certain intercompany charges which have maturities not extending beyond December 31, 2023 and are intended to partially offset the impact of foreign currency movements on future costs relating to our global business service centers. For additional information, see Note 6, Derivative Financial Instruments to our consolidated financial statements included in this Quarterly Report on Form 10-Q. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.
For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive income will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of June 30, 2023, it was anticipated that approximately $0.8 million of gains, net of tax, currently recorded in accumulated other comprehensive income will be reclassified into cost of services within the next six months.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $5.7 million as of June 30, 2023.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management including its principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (1)
April 1, 2023 through April 30, 2023	—	$—	—	$453.2
May 1, 2023 through May 31, 2023	—	—	—	453.2
June 1, 2023 through June 30, 2023	—	—	—	453.2

(1)	On October 22, 2021, the Board adopted a repurchase program and authorized the repurchase of up to $200.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2021 Repurchase Program”). On January 9, 2022, the Board increased the authorization under the 2021 Repurchase Program to an aggregate amount of up to $500.0 million. The average price paid per share of common stock repurchased under the 2021 Repurchase Program is the execution price, including commissions paid to brokers. The timing and amount of any shares repurchased under the 2021 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2021 Repurchase Program may be suspended or discontinued at any time.

Item 5.	Other Information
Insider Trading Arrangements
During the quarter ended June 30, 2023, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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
10.1
Form of Restricted Stock Unit Award Agreement under the Company’s Third Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-41428) filed on May 4, 2023)

10.2
Form of Restricted Stock Unit Award Agreement under the Company’s Third Amended and Restated 2010 Stock Incentive Plan (to be used for short-term awards) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-41428) filed on May 4, 2023

10.3	R1 RCM Inc. Fourth Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41428) filed on May 17, 2023)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R1 RCM INC.

By:	/s/ Lee Rivas
Lee Rivas
Chief Executive Officer

By:	/s/ Jennifer Williams
Jennifer Williams
Chief Financial Officer and Treasurer
Date: August 2, 2023