Form 10-K/A
period 2022-12-31
R1 RCM Inc. /DE
filed 2023-12-04
CIK 1910851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note

R1 RCM Inc. (“we,” “us,” “our,” and the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 16, 2023 (the “Original Report”).

In this Amendment, the Company is restating its previously issued consolidated audited financial statements as of and for the years ended December 31, 2022 and 2021, as well as the related unaudited consolidated interim financial statements for each of the quarters within 2022 and 2021, to correct the accounting treatment for certain acquiree compensation costs incurred in connection with historical acquisitions, along with other immaterial adjustments, as further described below.

In addition, this Amendment includes audited consolidated financial statements as of and for the year ended December 31, 2020. Management concluded that the impact of the adjustments to the year ended December 31, 2020 was not material to the consolidated financial statements; however, the consolidated financial statements for the year ended December 31, 2020 have been revised herein for this matter.

See Note 23, Restatement and Revision of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information on the audited consolidated financial statements as of and for the years ended December 31, 2022, 2021, and 2020.

See Note 24, Quarterly Financial Data (Unaudited), in Item 8, Financial Statements and Supplementary Data, for such restated information for each of the quarters within 2022 and 2021.

Restatement Background

As described in the Company's Current Report on Form 8-K filed with the SEC on November 13, 2023, immediately prior to the scheduled filing of the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023, the Company identified errors related to the accounting for certain acquiree compensation costs incurred in connection with acquisitions in 2022, 2021 and 2020 that the Company was required to recognize as a Company expense immediately upon the closing of the transactions. These costs should have been recorded as other expenses within the Consolidated Statements of Operations and Comprehensive Income (Loss) in the applicable period and were instead recorded within the purchase price allocation and ultimately recorded as goodwill in the Consolidated Balance Sheets in previously issued financial statements.

As a result, (i) the Company’s audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021, included in the Original Report; (ii) the Company’s unaudited consolidated financial statements as of and for each of the quarters within 2022 and 2021, included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC; and (iii) the unaudited consolidated financial statements for the quarters ended June 30, 2023 and March 31, 2023 included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC (collectively, the “Non-Reliance Periods”) are being restated.

In addition to the errors described above, the Company is correcting certain items that were previously identified and concluded as immaterial, individually and in aggregate, to its consolidated financial statements as of and for the years ended December 31, 2022 and 2021. These adjustments primarily consisted of share-based compensation expense for a modified award that was originally recognized in 2022 but should have been recognized in 2021 and operating expenses recognized in 2022 that should have been recognized in 2021 relating to immaterial adjustments to the timing and amounts of accrued expenses and prepaid expenses.

Internal Control Considerations

In connection with the restatements, as a result of the accounting errors, the Company’s management has identified a material weakness in its internal control over financial reporting relating to the design and operating effectiveness of controls over business combinations impacting the accounting for acquiree compensation arrangements during the Non-Reliance Periods and has determined that its disclosure controls and procedures also were not effective as of December 31, 2022 and 2021 and all interim and subsequent periods.

See Item 9A, Controls and Procedures, for additional information related to this material weakness in internal control over financial reporting and the related remedial measures.

Items Amended in this Filing

This Amendment amends and restates the following items of the Original Report:
•Part I — Item 1A. Risk Factors
•Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II — Item 8. Financial Statements and Supplementary
•Part II — Item 9A. Controls and Procedures
•Part IV — Item 15. Exhibits and Financial Statement Schedules

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes new certifications specified in Rule 13a-14 under the Exchange Act, dated as of the date of this Amendment, from the Company’s Chief Executive Officer and Chief Financial Officer. This Amendment also contains an amended report of Ernst & Young LLP (“EY”), the Company’s independent registered public accounting firm, on the consolidated financial statements for years ended December 31, 2022, 2021, and 2020, an amended report of EY's opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 and a new consent of EY.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment contains only the items and exhibits to the Original Report that are being amended and restated, and unaffected items and exhibits are not included herein. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the SEC made after the Original Report, including any amendment to those filings. This Amendment continues to describe the conditions as of the date of the Original Report and, except as contained herein, we have not updated or modified the disclosures contained in the Original Report to reflect any events that have occurred after the Original Report. Accordingly, forward-looking statements included in this Amendment may represent management’s views as of the Original Report and should not be assumed to be accurate as of any date thereafter.

R1 RCM INC.

FORWARD-LOOKING STATEMENTS

This Amendment contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this Amendment are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “outlook,” “plan,” “predict,” “project,” “see,” “seek,” “target,” “would” and similar expressions or variations or negatives of these words are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements include, among other things, statements about our strategy, our future operations, our future financial position, our projected costs, our prospects, our plans, objectives of management, our ability to successfully deliver on our commitments to our customers, our ability to deploy new business as planned, our ability to successfully implement new technologies, our ability to complete or integrate acquisitions as planned and to realize the expected benefits from acquisitions, the expected outcome or impact of pending or threatened litigation, and expected market growth. Such forward-looking statements are based on management’s current expectations about future events as of the date hereof and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Subsequent events and developments, including actual results or changes in our assumptions, may cause our views to change. We do not undertake to update our forward-looking statements except to the extent required by applicable law. Readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements included herein are expressly qualified in their entirety by these cautionary statements. Our actual results and outcomes could differ materially from those included in these forward-looking statements as a result of various factors, including, but not limited to, the impact of the restatements of the financial statements for the applicable Non-Reliance Periods, and the non-compliance notice from Nasdaq relating to our late Form 10-Q, on the price of our common stock, our reputation, our relationships with our investors, suppliers, customers, employees and other parties; our ability to regain compliance with Nasdaq’s timely filing requirements for continued listing within the applicable cure period; our ability to remediate the material weakness in our internal control over financial reporting; economic downturns and market conditions beyond our control, including periods of inflation; the quality of global financial markets; our ability to timely and successfully achieve the anticipated benefits and potential synergies of the acquisition of Cloudmed; our ability to retain existing customers or acquire new customers; the development of markets for our revenue cycle management offering; variability in the lead time of prospective customers; competition within the market; breaches or failures of our information security measures or unauthorized access to a customer’s data; delayed or unsuccessful implementation of our technologies or services, or unexpected implementation costs; disruptions in or damages to our global business services centers and third-party operated data centers; the volatility of our stock price; our substantial indebtedness; and the factors set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Amendment and our other filings with the SEC.

The forward-looking statements in this Amendment represent our views as of the date of this Amendment. Subsequent events and developments may cause our views to change. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Amendment.

PART I

Unless the context indicates otherwise, references in this Amendment to “R1 RCM,” “R1,” the “Company” or “company,” “we,” “our,” and “us” mean R1 RCM Holdco Inc. (f/k/a R1 RCM Inc.) ("Old R1 RCM") and its subsidiaries prior to the Holding Company Reorganization completed on June 21, 2022 and described herein, and R1 RCM Inc. (f/k/a Project Roadrunner Parent Inc.) and its subsidiaries, including Old R1 RCM following the Holding Company Reorganization.

Item 1A.	Risk Factors
Summary Risk Factors

The material risks summarized in further detail below include the following:
Risks Relating to our Operations and Service Offering
•We operate in a highly competitive industry, and our current or future competitors may be able to compete more effectively than we do, which could have a material adverse effect on our operating results, growth rates and market share.
•The markets for our RCM service offering may develop more slowly than we expect.
•Delayed or unsuccessful implementation of our technologies or services with our customers or implementation costs that exceed our expectations may adversely affect our operating results.
•We may be liable to our customers or third parties if errors occur during the provision of our services, or if we fail to maintain high service levels, our anticipated net services revenue may be lower.
•Our business operations currently include the collection, on behalf of our customers, of medical co-pays and other payments that are due to our customers from their patients. This business practice has been perceived negatively by the public and this negative perception has adversely affected and may continue to adversely affect our business, operating results, and financial condition.
Risks Relating to our Customers
•If we are unable to retain our existing customers or acquire new customers, our operating results could be adversely affected.
•We face a selling cycle of variable length to secure new RCM operating partner agreements, making it difficult to predict the timing of specific new customer relationships and related revenue.
•The imposition of legal responsibility for obligations related to our customers’ employees could adversely affect our business and subject us to liability.
Risks Relating to our Cybersecurity and Technology
•If our information technology security measures are breached or fail, resulting in unauthorized access to customer data, our service may be perceived as not being secure, which could impact our ability to attract new customers, cause a loss of revenues from current customers due to penalties or contract termination, or cause us to incur significant liabilities.
•Disruptions in service or damage to our global business services centers or third-party operated data centers could adversely affect our business.
Risks Relating to our Employees
•If we are unable to attract, hire, integrate, and retain key personnel and other necessary employees, our business could be harmed.
•Our growing global business services operations expose us to risks that could have a material adverse effect on our operating costs.
Risks Related to Ascension and the 2016 Transaction
•Healthcare providers affiliated with Ascension currently account for a significant portion of our net services revenue. The early termination of our A&R MPSA with Ascension would have a material adverse effect on our business, operating results, and financial condition.
•Our agreement with Ascension requires us to offer to Ascension service fees that are at least as low as the fees we charge any other customer receiving comparable services at comparable or lower volumes.

Risks Related to Ownership of Our Common Stock
•TCP-ASC and New Mountain Capital are significant shareholders in R1 and may have conflicts of interest with us or other stockholders in the future.
•The trading price of our common stock has been and may continue to be highly volatile.
Risks Related to the Acquisition of Cloudmed
•If we do not integrate the businesses successfully, we may lose customers and fail to achieve our financial objectives.
•We may not realize the anticipated benefits from the Cloudmed Acquisition.
•We have incurred significant transaction and merger-related costs in connection with the Cloudmed Acquisition and will remain liable for significant transaction costs, including legal, accounting, and other costs.
Risks Related to our Business
•Our business is significantly impacted by general macroeconomic conditions, and accordingly, our business, results of operations and financial condition could be materially adversely affected by further deterioration or a protracted extension of current macroeconomic challenges.
•Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, which has negatively affected, and may continue to negatively affect, our business, operating results, and financial condition.
•We may fail to realize the success of strategic initiatives and other investments.
•We have a substantial amount of indebtedness, which could adversely affect us, including by decreasing our business flexibility. The agreement that governs our indebtedness contains covenants that could impact our ability to perform certain transactions without obtaining pre-approval from our lenders.
•Litigation could materially adversely affect our business, financial condition, operating results, and cash flows and cause reputational damage from the view of current and potential customers and shareholders.
Regulatory Risks
•The healthcare industry is heavily regulated. Our failure to comply with regulatory requirements could create liability for us, result in adverse publicity, and adversely affect our business.
•If we violate HIPAA, the HITECH Act or state or foreign health information privacy laws, we may incur significant liabilities, and any such violations could make it more difficult to retain existing customers or attract new customers, extend the time it takes to enter into service agreements with new customers, or result in a material adverse effect on our business, operating results, and financial condition.
•Developments in the healthcare industry, including national healthcare reform, could adversely affect our business.
Risks Related to Our Control Environment
•We have identified a material weakness in our internal control over financial reporting, which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.
•As a result of the delayed filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, we face limitations in registering securities for a public offering or acquisitions, which could adversely affect our business.
•We face risks related to the restatement of the Company’s previously issued financial statements.
Risks Related to Intellectual Property
•We may be unable to adequately protect our intellectual property.
•Claims by others that we infringe their intellectual property could force us to incur significant costs or revise the way we conduct our business.

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
Our global business services centers and third-party operated data centers are essential to our business. Our operations depend on the availability of our global business service centers and their operating effectiveness in maintaining and protecting our applications, which are located in data centers that are operated and controlled by third parties. In addition, our information technologies and systems, as well as our data centers and global business services centers, are vulnerable to damage or interruption from various causes, including (1) natural disasters, war, acts of terrorism, and public health events, including the COVID-19 pandemic, and (2) power losses, computer systems failures, internet and telecommunications or data network failures, operator error, losses of and corruption of data, and similar events. We have a global business resiliency program and maintain insurance against fires, floods, other natural disasters, and general business interruptions to mitigate the adverse effects of a disruption, relocation, or change in operating environment at one of our data centers or global business services centers, but the situations we plan for and the amount of insurance coverage we maintain may not be adequate in every case. In addition, the occurrence of any of these events could result in interruptions, delays, or cessations in service to our customers, or in the direct connections we establish between our customers and payers. Any of these events could impair or inhibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers, and adversely affect our financial condition and operating results.

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
Risks Related to our Control Environment
We have identified a material weakness in our internal control over financial reporting, which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.

Section 404 of the Sarbanes-Oxley Act and the related SEC rules require management of certain public companies to assess the effectiveness of their internal control over financial reporting annually and to include in Annual Reports on Form 10-K a management report on that assessment, together with an attestation report by an independent registered public accounting firm. Under Section 404 and the SEC rules, a company cannot conclude that its internal control over financial reporting is effective if there exist any material weaknesses in its financial controls. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement within the annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified a material weakness in the design and operating effectiveness of the Company’s internal controls over financial reporting relating to the controls over business combinations impacting the accounting for acquiree compensation arrangements, and have determined that the Company’s disclosure controls and procedures were not effective, as of December 31, 2022 and 2021 and all interim and subsequent periods. This material weakness is described in “Part II - Item 9A - Controls and Procedures” of this Amendment. We have taken and will continue to take actions to remediate the material weakness and improve the effectiveness of our internal control over financial reporting. We cannot, however, assure you that we will be able to correct this material weakness in a timely manner, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. The material weakness in our internal control over financial reporting is not expected to be considered remediated until the filing of our Annual Report on Form 10-K for the year ended December 31, 2023. If we do not successfully remediate the material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement as occurred in connection with the filing of this Amendment. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of the delayed filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, we face limitations in registering securities for a public offering or acquisitions, which could adversely affect our business.

Due to our inability to file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 on or prior to its due date, we generally are ineligible to use “short-form” registration statements, or Form S-3, that would allow us to incorporate by reference our SEC reports into our registration statements, or to use automatic shelf registration statements, until we have filed all of our periodic reports in a timely manner for a period of 12 months. Our inability to register our securities on Form S-3 could increase the costs of selling securities publicly, significantly delay such sales and adversely affect our business.

We face risks related to the restatement of the Company’s previously issued financial statements.

As discussed in the Explanatory Note and in Note 1 to the consolidated financial statements in this Amendment, we determined to restate certain information in our previously issued consolidated financial statements for the years ended December 31, 2022 and 2021, for each of the quarters within 2022 and 2021, and for the quarters ended June 30, 2023 and March 31, 2023. As a result, we could be subject to additional risks and uncertainties, which could affect investor confidence in the accuracy of our financial disclosures. We could face litigation under the federal and state securities laws or other claims arising from the restatements. The cost of defending against any such claims and the ultimate outcome of any such litigation could materially affect our results of operations. In addition, we could discover additional material or immaterial errors in our financial statements, and our financial statements remain subject to the risk of future restatement.

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

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Amendment. Some of the information contained in this discussion and analysis or set forth elsewhere in this Amendment, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Please review Part I, Item 1A “Risk Factors” of this Amendment for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Restatement and Revision of Previously Issued Consolidated Financial Statements
We have restated our consolidated financial statements as of and for the years ended December 31, 2022 and 2021 and revised our consolidated financial statements as of and for the year ended December 31, 2020 contained in this Amendment. Refer to the Explanatory Note for background on the restatement and revision, the fiscal and interim periods impacted, internal control considerations, and other information. As a result, the previously reported financial information as of and for the years ended December 31, 2022, 2021, and 2020 in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been updated to reflect the relevant restatements and revisions. See Note 23, Restatement and Revision of Previously Issued Consolidated Financial Statements, and Note 24, Quarterly Financial Data (Unaudited), in Item 8, Financial Statements and Supplementary Data, for additional information related to the restatement and revision, including descriptions of the adjustments and the impacts on our consolidated financial statements.
Other than the effect of the restatement, this section has not been otherwise modified and does not reflect any information or events occurring after February 16, 2023, the filing date of the Original Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.
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
We believe that the accounting policies described below involve our more significant judgments, assumptions, and estimates, and therefore, could have the greatest potential impact on our consolidated financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the consolidated financial statements contained in this Amendment. For further information on our critical and other significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this Amendment.
Revenue Recognition - Incentive Fees
Incentive fees are structured to reflect quarterly or annual performance, involve detailed calculations, and are evaluated on a contract-by-contract basis. The Company estimates incentive fee revenue based on contractually agreed-upon financial or operating metrics. The Company recognizes revenue related to incentive fees ratably as the performance obligation for RCM services is satisfied, to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved. Incentive fees are typically billed and paid on a quarterly basis, which means the amounts billed through the third quarter of the year will have been reviewed and approved by the customer. At year-end, the incentive fee revenue for the fourth quarter will not have been invoiced. If our estimates are not reasonably accurate, then incentive fee revenue reported in Note 6, Revenue Recognition, to the consolidated financial statements included in this Amendment could be misstated, which would also have a direct impact on our net income.
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
Share-Based Compensation Expense
We determine the expense for all employee share-based compensation awards by estimating their fair value and recognizing that value as an expense, on a ratable basis, in our consolidated financial statements over the requisite service period in which our employees earn the awards. Judgment is required in estimating the probability of achievement of performance conditions for our performance-based restricted stock unit (“PBRSU”) awards. Changes in estimates to the completion of performance factors are applied utilizing the cumulative catch-up methodology. These awards typically have metrics related to cumulative adjusted EBITDA, end-to-end RCM agreement growth, modular sales revenue, or any combination of the three. To assess current performance, we review our historical performance to date, along with any adjustments which have been approved to the reported performance, and add on our current future projections to determine the probable outcome of the award. The current estimates are then compared to the scoring metrics and any necessary adjustments are reflected in the current period to update share-based compensation expense to the current performance expectations. In 2022, over 65% of the total stock compensation expense reported in Note 13, Share-Based Compensation, to the consolidated financial statements included in this Amendment related to PBRSUs with performance-based conditions. If actual results vary from our performance condition estimates, we could have a significant amount of additional expense or reversal of expense in future periods.
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
New Accounting Standards
For additional information regarding new accounting guidance, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Amendment, which provides a summary of recently adopted accounting standards and disclosures.
Results of Operations
The following table provides consolidated operating results and other operating data for the periods indicated:

	Year Ended December 31,			2022 vs. 2021 Change		2021 vs. 2020 Change
	2022	2021	2020	Amount	%	Amount	%
	(In millions, except percentages)
Consolidated Statement of Operations Data:
Net operating fees	$1,309.7	$1,211.8	$1,093.1	$97.9	8.1%	$118.7	10.9%
Incentive fees	106.8	143.8	70.6	(37.0)	(25.7)%	73.2	103.7%
Modular and other	389.9	119.0	106.4	270.9	227.6%	12.6	11.8%
Total net services revenue	1,806.4	1,474.6	1,270.1	331.8	22.5%	204.5	16.1%
Operating expenses:
Cost of services	1,446.9	1,160.9	1,021.1	286.0	24.6%	139.8	13.7%
Selling, general and administrative	172.5	122.0	101.3	50.5	41.4%	20.7	20.4%
Other expenses	189.8	55.5	69.6	134.3	242.0%	(14.1)	(20.3)%
Total operating expenses	1,809.2	1,338.4	1,192.0	470.8	35.2%	146.4	12.3%
Income (loss) from operations	(2.8)	136.2	78.1	(139.0)	(102.1)%	58.1	74.4%
Gain on business disposition	—	—	55.7	—	—%	(55.7)	(100.0)%
Net interest expense	(64.0)	(18.9)	(17.3)	(45.1)	238.6%	(1.6)	9.2%
Net income (loss) before income tax provision (benefit)	(66.8)	117.3	116.5	(184.1)	(156.9)%	0.8	0.7%
Income tax provision (benefit)	(3.5)	30.0	1.3	(33.5)	(111.7)%	28.7	n.m.
Net income (loss)	$(63.3)	$87.3	$115.2	$(150.6)	(172.5)%	$(27.9)	(24.2)%

Adjusted EBITDA (1)	$423.8	$345.8	$240.5	$78.0	22.6%	$105.3	43.8%
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
Cost of Services
Cost of services increased by $286.0 million, or 24.6%, from $1,160.9 million for the year ended December 31, 2021, to $1,446.9 million for the year ended December 31, 2022. The increase was primarily driven by Cloudmed’s cost of services of $115.0 million following the acquisition and the related amortization of acquisition intangibles of $89.0 million, costs related to onboarding of new customers, and operational investments to support new growth, partially offset by cost savings achieved through automation, our global workforce transitions, and vendor rationalizations.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $50.5 million, or 41.4%, from $122.0 million for the year ended December 31, 2021 to $172.5 million for the year ended December 31, 2022. The increase was driven by $30.6 million of selling, general and administrative costs of Cloudmed following the acquisition, as well as incremental spend in corporate functions to support business growth, higher share-based compensation expense, and a $11.8 million increase in allowance for credit losses primarily related to a physician customer that has been experiencing financial difficulties.
Other Expenses
Other expenses increased by $134.3 million, or 242.0%, from $55.5 million for the year ended December 31, 2021, to $189.8 million for the year ended December 31, 2022. See Note 14, Other Expenses, to the consolidated financial statements included in this Amendment for the details of the costs included in this total for the comparative periods.
Income Taxes
Income tax benefit improved by $33.5 million from a $30.0 million income tax provision for the year ended December 31, 2021 to a $3.5 million income tax benefit for the year ended December 31, 2022. This was primarily due to a tax benefit for pre-tax loss, partially offset by an increase in tax expense for non-deductible expenses and taxes on foreign source income.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net Services Revenue
Net services revenue increased by $204.5 million, or 16.1%, from $1,270.1 million for the year ended December 31, 2020 to $1,474.6 million for the year ended December 31, 2021. The increase was driven by improvement in net operating and incentive fees aided by a recovery in patient volumes, new customers onboarded in the last twelve months, and the RevWorks and iVinci Partners, LLC d/b/a VisitPay (“VisitPay”) acquisitions, partially offset by the disposition of the emergency medical services (“EMS”) business.

Cost of Services
Cost of services increased by $139.8 million, or 13.7%, from $1,021.1 million for the year ended December 31, 2020, to $1,160.9 million for the year ended December 31, 2021. The increase was primarily driven by the onboarding of new customers and acquisitions, technology investments to support scaling, and higher share-based compensation, partially offset by operational cost productivity.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $20.7 million, or 20.4%, from $101.3 million for the year ended December 31, 2020 to $122.0 million for the year ended December 31, 2021. The increase was primarily driven by higher share-based compensation and the VisitPay acquisition.
Other Expenses
Other expenses decreased by $14.1 million, or 20.3%, from $69.6 million for the year ended December 31, 2020, to $55.5 million for the year ended December 31, 2021. The decrease was primarily due to lower costs associated with strategic initiatives and reduced facility-exit charges.
Income Taxes
Income tax provision increased by $28.7 million to $30.0 million for the year ended December 31, 2021 from $1.3 million for the year ended December 31, 2020. This was primarily due to lower tax benefit for share-based compensation and incremental withholding taxes in 2021 and the non-recurring impact from the disposition of the EMS business in 2020.
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
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) before net interest income/expense, income tax provision/benefit, depreciation and amortization expense, share-based compensation expense, CoyCo 2 share-based compensation expense, strategic initiatives costs, customer employee transition and restructuring expense, and other items which are detailed in Note 14, Other, to the Consolidated Financial Statements included in this Amendment.
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

	Year End December 31,
	2022	2021	2020
	(In millions)
Net income (loss) (GAAP)	$(63.3)	$87.3	$115.2
Net interest expense	64.0	18.9	17.3
Income tax provision (benefit)	(3.5)	30.0	1.3
Depreciation and amortization expense	172.0	77.5	68.7
Share-based compensation expense (1)	59.7	76.6	24.1
CoyCo 2 share-based compensation expense (2)	5.1	—	—
Gain on business disposition (3)	—	—	(55.7)
Other expenses (4)	189.8	55.5	69.6
Adjusted EBITDA (Non-GAAP)	$423.8	$345.8	$240.5

(1)Share-based compensation expense represents the expense associated with stock options, restricted stock units (“RSUs”), and PBRSUs, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 13, Share-Based Compensation, to the Consolidated Financial Statements included in this Amendment for the detail of the amounts of share-based compensation expense.
(2)CoyCo 2 share-based compensation expense represents the expense associated with CoyCo 2 limited partnership units, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 13, Share-Based Compensation, to the Consolidated Financial Statements included in this Amendment for the detail of the amounts of CoyCo 2 share-based compensation expense.
(3)Gain on business disposition represents the gain associated with the disposition of the EMS business on October 30, 2020. See Note 1, Description of Business, to the Consolidated Financial Statements included in this Amendment for further details on the disposal.
(4)Other expenses are incurred in connection with acquisition and integration costs, various exit activities, transformation initiatives, and organizational changes to improve our business alignment and cost structure. See Note 14, Other, to the Consolidated Financial Statements included in this Amendment for the detail of the amounts included in other expenses.
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
As of December 31, 2022 and 2021, we had cash and cash equivalents of $110.1 million and $130.1 million, respectively. Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net cash (used in) provided by operating activities	$(9.9)	$256.5	$59.9
Net cash used in investing activities	(949.5)	(332.1)	(115.1)
Net cash provided by financing activities	943.0	31.4	137.9
Effect of exchange rate changes in cash	(3.6)	(0.5)	(0.4)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(20.0)	(44.7)	82.3
Cash Flows from Operating Activities
Cash used in operating activities increased by $266.4 million from cash provided of $256.5 million for the year ended December 31, 2021, to cash used of $9.9 million for the year ended December 31, 2022. Cash used in operating activities increased due to a larger cash bonus payout related to the 2021 bonus plan compared to the 2020 bonus plan, payment of Cloudmed compensation amounts, higher interest expense due to more indebtedness, transaction expenses related to the Cloudmed Acquisition, and decreased income from operations of $139.0 million.
Cash provided by operating activities increased by $196.6 million, from $59.9 million for the year ended December 31, 2020, to $256.5 million for the year ended December 31, 2021. Cash provided by operating activities increased due to timing of working capital changes, including increased accrued compensation and benefits balances and customer liabilities balances in 2021, as well as a smaller overall increase in accounts receivable balances in 2021 compared to 2020. Accrued compensation and benefits liabilities increased in 2021 due to the bonus accruals recognized in 2021, as well as increases in accrued severance and retention and accrued health benefits. In addition to working capital changes, the Company had increased income from operations of $58.1 million, and an additional add back of cash flows provided by operating activities of $76.6 million related to stock compensation expense in 2021, compared to $24.1 million in 2020.
Cash Used in Investing Activities
Cash used in investing activities primarily includes our inorganic growth initiatives and investments in property, equipment and software. Outflows for significant acquisitions are typically offset by cash inflows from financing activities related to obtaining new debt. Cash used in investing activities included the acquisitions of Cloudmed and VisitPay in 2022 and 2021, respectively. In 2020, cash used in investing activities included the acquisitions of SCI and RevWorks in 2020, which was partially offset by cash inflows related to the disposition of the EMS business. These inorganic activities are the primary drivers of the changes in cash flows from investing activities when comparing year-over-year.
Cash used in investing activities increased by $617.4 million from $332.1 million for the year ended December 31, 2021, to $949.5 million for the year ended December 31, 2022. The increase is primarily due to a $561.3 million difference in cash payments for the Cloudmed Acquisition compared to the VisitPay acquisition, and the timing of payments for property, equipment and software. See Note 3, Acquisitions, to our consolidated financial statements included in this Amendment for additional information.
Cash used in investing activities increased by $217.0 million from $115.1 million for the year ended December 31, 2020, to $332.1 million for the year ended December 31, 2021. The increase relates to the cash outflows of $286.4 million related to VisitPay, compared to $194.1 million related to acquisitions in 2020, as well as inflows in 2020 of $128.3 million related to the disposition of the EMS business.

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
Cash provided by financing activities decreased by $106.5 million, from $137.9 million for the year ended December 31, 2020, to $31.4 million for the year ended December 31, 2021. This change is primarily due to additional cash uses in 2021 including $105.0 million used to pay for the inducement of the conversion of our preferred stock and $56.5 million used for repurchases of stock under our stock repurchase programs, offset by lower amounts of cash required to pay tax withholding obligations upon surrender of shares upon vesting of equity awards.
Debt and Financing Arrangements
On June 21, 2022, we entered into a Second A&R Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders named therein, governing the Company’s second amended and restated senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of the $691.3 million existing senior secured term loan A facility (the “Existing Term A Loan”), a $540.0 million senior secured incremental term loan A facility (the “Incremental Term A Loan,” and together with the Existing Term A Loan, the “Term A Loans”), a $500.0 million senior secured term loan B facility (the “Term B Loan,” and together with the Term A Loans, the “Senior Term Loans”), and a $600.0 million Senior Revolver. The Existing Term A Loan requires quarterly payments. Commencing December 31, 2022, we are also required to repay the Incremental Term A Loan and Term B Loan in quarterly principal installments. The Senior Secured Credit Facilities bear interest at a floating rate, which was 6.57% for the Term A Loans and Senior Revolver and 7.32% for the Term B Loan as of December 31, 2022. See Note 11, Derivative Financial Instruments, to our consolidated financial statements included in this Amendment for discussion on our interest rate hedging transactions.
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
See Note 10, Debt, to our consolidated financial statements included in this Amendment for additional information.

Item 8.	Consolidated Financial Statements and Supplementary Data
The financial statements required by this Item are located beginning on page F-1 of this Amendment.

Item 9A.	Controls and Procedures
This Item 9A includes information concerning the controls and controls evaluation referred to in the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Exchange Act included in this Amendment as Exhibits 31.1 and 31.2.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making its assessment, management has utilized the criteria set forth by the COSO of the Treadway Commission in Internal Control-Integrated Framework (2013). On February 16, 2023, we filed the Original Report. At the time, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, had performed an evaluation and concluded that our internal control over financial reporting was effective as of December 31, 2022. Subsequent to that evaluation, we identified a material weakness in internal control over financial reporting as of December 31, 2022 relating to the design and operating effectiveness of controls over business combinations impacting the accounting for acquiree compensation arrangements. The ineffective operation of these controls resulted in errors in prior period financial statements that required the Company to restate its consolidated financial statements as of and for the years ended December 31, 2022 and 2021, for each of the quarters within 2022 and 2021 and for the quarters ended June 30, 2023 and March 31, 2023.

As a result of the material weakness described above, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective. The Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP as stated in their report which appears herein.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Amendment, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective.
Remediation of Material Weakness in Internal Control over Financial Reporting
Management is actively engaged in the implementation of remediation measures to address the internal control deficiencies that resulted in the material weakness in internal control over financial reporting as of December 31, 2022. The Company’s remediation actions are being overseen by the Audit Committee of the Board of Directors, and include, but are not limited to, the following:

•Adding appropriately qualified internal and external advisory resources to review and assess material future contemplated business combinations and related transactions to identify arrangements that should be considered for recording outside of the business combination transaction purchase accounting, including all acquiree-related or similar compensation arrangements;
•Enhancing review of acquisition-related documents, including but not limited to draft acquisition agreements, underlying compensation arrangements and funds flow documentation, with both internal and external legal and human resources specialists; and
•Updating the description and detailed attributes of key internal controls over business combinations and related transactions, including review and approval by our Chief Financial Officer, Corporate Controller, and Chief Accounting Officer.

We will continue to modify our remediation plan and may implement additional measures as we complete the redesign and operation of our internal controls in this area. We believe that, once implemented, these additional internal control activities will strengthen our internal control over financial reporting and remediate the material weakness; however, remediation will not be confirmed until management has completed the requisite remediation activities and tested the design and operation of such controls, which is expected to be complete prior to the Company’s filing of the Annual Report on Form 10-K for the year ending December 31, 2023.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d - 15(f) of the Exchange Act, that occurred during the quarterly period ending December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of R1 RCM Inc.

Opinion on Internal Control Over Financial Reporting

We have audited R1 RCM Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, R1 RCM Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Revint Holdings, LLC (Cloudmed), which is included in the 2022 consolidated financial statements of the Company and constituted 5% of total assets as of December 31, 2022, and 14% of net services revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Cloudmed.

In our report dated February 16, 2023, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to the design and operating effectiveness of controls over business combinations relating to the accounting for acquiree compensation arrangements, and has further concluded that such deficiency represented a material weakness as of December 31, 2022. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2022. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of December 31, 2022, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the design and operating effectiveness of controls over business combinations relating to the accounting for acquiree compensation arrangements that existed as of December 31, 2022.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated February 16, 2023, except for Notes 1 and 23, as to which the date is December 4, 2023, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 16, 2023, except for the effect of the material weakness described in the fourth paragraph above, as to which the date is December 4, 2023.

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

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K (File No. 001-41428) filed on February 16, 2023)
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

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K (File No. 001-41428) filed on February 16, 2023)
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.
^	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R1 RCM INC.

By:	/s/ Jennifer Williams
Jennifer Williams
Chief Financial Officer and Treasurer
Date: December 4, 2023

R1 RCM Inc.

_________________________________________
1 Restated as of and for the years ended December 31, 2022 and 2021; revised as of and for the year ended December 31, 2020.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2023, except for the effect of the material weakness described in the fourth paragraph of that report, as to which the date is December 4, 2023, expressed an adverse opinion thereon.
Restatement of 2022 and 2021 Financial Statements
As discussed in Notes 1 and 23 to the consolidated financial statements, the 2022 and 2021 consolidated financial statements have been restated to correct a misstatement.
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
As described in Note 3 to the consolidated financial statements, the Company completed its acquisition of all the outstanding equity interests of Revint Holdings, LLC (Cloudmed) for consideration of approximately $3.3 billion on June 21, 2022. The transaction was accounted for as a business combination. The Company’s accounting for the acquisition included determining the fair value of acquired identified developed technology intangible assets of $1,025.0 million.

Auditing the Company’s accounting for the acquired developed technology intangible assets involved complex auditor judgment due to the estimation required in Management’s determination of fair value. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair value to the key assumptions included in the valuation. The Company used a discounted cash flow model to measure the fair value of the developed technology intangible assets. The significant assumptions used to estimate the fair value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue and cost growth rates and technology obsolescence curves). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls addressing the risks of material misstatement over its accounting for the Cloudmed acquisition including, among others, management's process to establish the significant assumptions and measure the acquired developed technology intangible asset. This included testing controls over management's review of the significant assumptions and other inputs used in the determination of fair value. The testing was inclusive of key management review controls to evaluate the acquired developed technology and estimated future sales, and controls to ensure that the data used to evaluate and support the significant assumptions was complete, accurate and, where applicable, verified to appropriate data sources.

To test the Company’s accounting for the Cloudmed acquisition, our audit procedures included, among others, inspecting the terms of the executed agreement, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with the evaluation of methodologies used by the Company and the significant assumptions included in the fair value estimates. We also evaluated the Company’s disclosures in the consolidated financial statements.

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

Auditing the Company's contract asset involved challenging judgment because the calculation involves certain subjective management assumptions, notably the realization rate to estimate the total amount that the Company’s customers are likely to collect from their payors after the services have been provided. The Company’s variable consideration is estimated based on the Company’s historical experience at the customer and service line level.

How We Addressed the Matter in Our Audit	To test the appropriateness of the contract asset, at acquisition and at the balance sheet date, our audit procedures included, among others, obtaining and reviewing the customer agreements, evaluating the significant assumptions used by management (see above) and testing the accuracy and completeness of the underlying data used in management's calculation.

This included testing management's estimate of their customers’ expected incremental reimbursements from the payors through inspection of source documentation such as evidence of actual subsequent collections. In addition, we evaluated the estimates made based on the Company’s historical experience and performed sensitivity analyses to evaluate the impact to the recognized contract asset that would result from changes in the significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.

Chicago, Illinois
February 16, 2023, except for effects of the restatement discussed in Notes 1 and 23, as to which the date is December 4, 2023.

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2022	2021
	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$110.1	$130.1
Accounts receivable, net of $15.1 million and $2.4 million allowance as of December 31, 2022 and 2021, respectively	235.2	131.3
Accounts receivable, net of $0.1 million and $0.1 million allowance - related party as of December 31, 2022 and 2021, respectively	25.0	26.1
Current portion of contract assets, net	83.9	—
Prepaid expenses and other current assets	110.3	77.2
Total current assets	564.5	364.7
Property, equipment and software, net	164.8	94.7
Operating lease right-of-use assets	80.5	48.9
Non-current portion of contract assets, net	32.0	—
Non-current portion of deferred contract costs	26.7	23.4
Intangible assets, net	1,514.5	265.4
Goodwill	2,640.3	544.6
Non-current deferred tax assets	10.4	51.7
Other assets	88.1	44.7
Total assets	$5,121.8	$1,438.1
Liabilities
Current liabilities:
Accounts payable	$33.4	$17.7
Current portion of customer liabilities	57.5	40.5
Current portion of customer liabilities - related party	7.4	7.9
Accrued compensation and benefits	109.0	96.6
Current portion of operating lease liabilities	18.0	13.5
Current portion of long-term debt	53.9	17.5
Accrued expenses and other current liabilities	70.5	59.3
Total current liabilities	349.7	253.0
Non-current portion of customer liabilities	5.0	3.3
Non-current portion of customer liabilities - related party	13.7	15.4
Non-current portion of operating lease liabilities	94.4	53.4
Long-term debt	1,732.6	754.9
Non-current deferred tax liabilities	200.8	4.2
Other non-current liabilities	23.1	17.2
Total liabilities	2,419.3	1,101.4

Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized, 439,950,125 shares issued and 416,597,885 shares outstanding at December 31, 2022; 500,000,000 shares authorized, 298,320,928 shares issued and 278,226,242 shares outstanding at December 31, 2021	4.4	3.0
Additional paid-in capital	3,123.3	630.9
Accumulated deficit	(140.0)	(76.7)
Accumulated other comprehensive loss	(3.4)	(5.3)
Treasury stock, at cost, 23,352,240 shares as of December 31, 2022; 20,094,686 shares as of December 31, 2021	(281.8)	(215.2)
Total stockholders’ equity	2,702.5	336.7
Total liabilities and stockholders’ equity	$5,121.8	$1,438.1
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
	(As Restated)	(As Restated)
Net services revenue ($881.0 million, $893.5 million and $808.8 million from related party for the years ended December 31, 2022, 2021, and 2020, respectively)	$1,806.4	$1,474.6	$1,270.1
Operating expenses:
Cost of services	1,446.9	1,160.9	1,021.1
Selling, general and administrative	172.5	122.0	101.3
Other expenses	189.8	55.5	69.6
Total operating expenses	1,809.2	1,338.4	1,192.0
Income (loss) from operations	(2.8)	136.2	78.1
Gain on business disposition	—	—	55.7
Net interest expense	(64.0)	(18.9)	(17.3)
Income (loss) before income tax provision (benefit)	(66.8)	117.3	116.5
Income tax provision (benefit)	(3.5)	30.0	1.3
Net income (loss)	$(63.3)	$87.3	$115.2
Net income (loss) per common share:
Basic	$(0.18)	$(1.90)	$0.40
Diluted	$(0.18)	$(1.90)	$0.32
Weighted average shares used in calculating net income (loss) per common share:
Basic	352,337,767	266,183,565	115,729,645
Diluted	352,337,767	266,183,565	174,573,270
Consolidated statements of comprehensive income (loss)
Net income (loss)	$(63.3)	$87.3	$115.2
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	9.2	2.1	(1.7)
Foreign currency translation adjustments	(7.3)	(0.9)	(0.3)
Total other comprehensive income (loss), net of tax	$1.9	$1.2	$(2.0)
Comprehensive income (loss)	$(61.4)	$88.5	$113.2

Basic:
Net income (loss)	$(63.3)	$87.3	$115.2
Less dividends on preferred shares	—	(592.3)	(22.4)
Less income allocated to preferred shareholders	—	—	(46.3)
Net income (loss) available/allocated to common shareholders - basic	$(63.3)	$(505.0)	$46.5
Diluted:
Net income (loss)	$(63.3)	$87.3	$115.2
Less dividends on preferred shares	—	(592.3)	(22.4)
Less income allocated to preferred shareholders	—	—	(36.9)
Net income (loss) available/allocated to common shareholders - diluted	$(63.3)	$(505.0)	$55.9
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	127,807,546	$1.3	(13,786,266)	$(73.6)	$372.7	$(278.4)	$(4.5)	$17.5
Impact of credit-loss standard adoption, net of tax of $0.3	—	—	—	—	—	(0.8)	—	(0.8)
Adjusted balance at January 1, 2020	127,807,546	1.3	(13,786,266)	(73.6)	372.7	(279.2)	(4.5)	16.7
Share-based compensation expense	—	—	—	—	24.2	—	—	24.2
Issuance of common stock related to share-based compensation plans	6,848,859	0.1	—	—	(0.1)	—	—	—
Exercise of vested stock options	3,156,154	—	—	—	19.3	—	—	19.3
Dividends paid/accrued on preferred stock	—	—	—	—	(22.4)	—	—	(22.4)
Acquisition of treasury stock related to share-based compensation plans	—	—	(2,882,255)	(65.6)	—	—	—	(65.6)
Net change on derivatives designated as cash flow hedges, net of tax of $0.6	—	—	—	—	—	—	(1.7)	(1.7)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.3)	(0.3)
Net income	—	—	—	—	—	115.2	—	115.2
Balance at December 31, 2020	137,812,559	$1.4	(16,668,521)	$(139.2)	$393.7	$(164.0)	$(6.5)	$85.4
Share-based compensation expense	—	—	—	—	77.3	—	—	77.3
Issuance of common stock related to share-based compensation plans	2,325,918	—	—	—	—	—	—	—
Issuance of common stock	324,212	—	—	—	7.0	—	—	7.0
Exercise of vested stock options	1,819,039	—	—	—	8.0	—	—	8.0
Acquisition of treasury stock related to share-based compensation plans	—	—	(796,908)	(19.1)	—	—	—	(19.1)
Repurchase of common stock	—	—	(2,629,257)	(56.9)	—	—	—	(56.9)
Net change on derivatives designated as cash flow hedges, net of tax of 0.7	—	—	—	—	—	—	2.1	2.1
Foreign currency translation adjustment	—	—	—	—	—	—	(0.9)	(0.9)
Conversion of preferred shares	117,706,400	1.2	—	—	250.3	—	—	251.5
Inducement dividend	—	—	—	—	(592.3)	—	—	(592.3)
Issuance of common stock related to inducement	21,582,800	0.2	—	—	487.1	—	—	487.3
Exercise of warrants pursuant to cashless provisions	16,750,000	0.2	—	—	(0.2)	—	—	—
Net income	—	—	—	—	—	87.3	—	87.3
Balance at December 31, 2021 (As Restated)	298,320,928	$3.0	(20,094,686)	$(215.2)	$630.9	$(76.7)	$(5.3)	$336.7
Share-based compensation expense	—	—	—	—	60.0	—	—	60.0
CoyCo 2 share-based compensation expense	—	—	—	—	5.1	—	—	5.1
Issuance of common stock related to share-based compensation plans	2,954,694	—	—	—	—	—	—	—
Issuance of common stock	137,389,275	1.4	—	—	2,411.4	—	—	2,412.8
Replacement awards issued in conjunction with acquisitions	—	—	—	—	11.3	—	—	11.3
Exercise of vested stock options	1,285,228	—	(2,282)	(0.1)	4.6	—	—	4.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(1,174,754)	(27.6)	—	—	—	(27.6)
Repurchases of common stock	—	—	(2,080,518)	(38.9)	—	—	—	(38.9)
Net change on derivatives designated as cash flow hedges, net of tax of $3.1	—	—	—	—	—	—	9.2	9.2
Foreign currency translation adjustment	—	—	—	—	—	—	(7.3)	(7.3)
Net loss	—	—	—	—	—	(63.3)	—	(63.3)
Balance at December 31, 2022 (As Restated)	439,950,125	$4.4	(23,352,240)	$(281.8)	$3,123.3	$(140.0)	$(3.4)	$2,702.5
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2022	2021	2020
	(As Restated)	(As Restated)
Operating activities
Net income (loss)	$(63.3)	$87.3	$115.2
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	172.0	77.5	68.7
Amortization of debt issuance costs	3.6	1.2	1.0
Share-based compensation	59.8	76.6	24.1
CoyCo 2 share-based compensation	5.1	—	—
Gain on sale of Emergency Medical Services business	—	—	(55.7)
Loss/(gain) on disposal and right-of-use asset write-downs	21.1	(0.4)	17.0
Provision for credit losses	11.8	0.7	0.6
Deferred income taxes	(6.8)	23.3	(1.3)
Non-cash lease expense	14.0	9.7	7.3
Other	6.5	(1.9)	4.7
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(51.8)	(33.2)	(55.8)
Contract assets	(24.1)	—	—
Prepaid expenses and other assets	(40.5)	(17.8)	(13.0)
Accounts payable	(16.0)	0.1	(3.4)
Accrued compensation and benefits	(69.5)	41.6	(40.3)
Lease liabilities	(18.9)	(12.7)	(13.6)
Other liabilities	(1.7)	(13.5)	25.2
Customer liabilities and customer liabilities - related party	(11.2)	18.0	(20.8)
Net cash (used in) provided by operating activities	(9.9)	256.5	59.9
Investing activities
Purchases of property, equipment, and software	(93.5)	(51.7)	(49.3)
Payment for business acquisitions, net of cash acquired	(847.7)	(286.4)	(194.1)
Proceeds from sale of Emergency Medical Services business, net of cash disposed	—	—	128.3
Other	(8.3)	6.0	—
Net cash used in investing activities	(949.5)	(332.1)	(115.1)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	1,016.6	698.6	190.6
Borrowings on revolver	50.0	120.0	50.0
Payment of debt issuance costs	(1.0)	(1.9)	—
Repayment of senior secured debt	(25.5)	(488.9)	(23.4)
Repayments on revolver	(30.0)	(110.0)	(20.0)
Payment of contingent consideration liability	—	(4.8)	—
Deferred payment related to acquisition of RevWorks	—	(12.5)	—
Inducement of preferred stock conversion	—	(105.0)	—
Payment of equity issuance costs	(2.0)	—	—
Exercise of vested stock options	4.6	8.9	18.4
Purchase of treasury stock	(39.3)	(56.5)	—
Shares withheld for taxes	(30.2)	(16.3)	(71.9)
Other	(0.2)	(0.2)	(5.8)
Net cash provided by financing activities	943.0	31.4	137.9
Effect of exchange rate changes in cash	(3.6)	(0.5)	(0.4)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(20.0)	(44.7)	82.3
Cash, cash equivalents, and restricted cash at beginning of period	130.1	174.8	92.5
Cash, cash equivalents, and restricted cash at end of period	$110.1	$130.1	$174.8
Supplemental disclosures of cash flow information
Accrued dividends payable to preferred stockholders	$—	$—	$5.8
Property, equipment and software purchases not paid	$26.9	$19.5	$11.0
Assets obtained in exchange for common stock	$24.3	$7.0	$—
Interest paid	$61.0	$17.3	$15.8
Income taxes paid	$8.6	$5.2	$4.2
Income taxes refunded	$—	$0.2	$0.4
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

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Restatement and Revision of Previously Issued Consolidated Financial Statements
The Company has restated its consolidated financial statements as of and for each of the years ended December 31, 2022 and 2021, which includes unaudited consolidated financial statements as of and for each of the quarters within 2022 and 2021. In addition, as part of the restatement, the Company has revised the consolidated financial statements for the year ended December 31, 2020, to correct errors which were immaterial to that period. See Note 23, Restatement and Revision of Previously Issued Consolidated Financial Statements, and Note 24, Quarterly Financial Data (Unaudited), for more information about the prior period errors.
In addition to Note 23 and Note 24, the following footnotes have been updated to reflect the restatements made to the consolidated financial statements:

•3. Acquisitions
•5. Goodwill
•9. Customer Liabilities
•13. Share-Based Compensation
•14. Other Expenses
•15. Income Taxes
•17. Earnings (Loss) Per Share
•22. Supplemental Financial Information

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
Comprehensive Income (Loss)
Comprehensive income (loss) is the net income (loss) of the Company combined with other changes in stockholders’ equity not involving ownership interest changes. For the Company, such changes are foreign currency translation adjustments and changes in derivatives designated as cash flow hedges.
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
Foreign Currency Translation and Transaction Gains (Losses)
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where such local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date. As of December 31, 2022 and 2021, the Company had net assets $81.5 million and $51.0 million in foreign entities, respectively. Income and expense accounts are translated at average exchange rates during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss).
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

3. Acquisitions

Assets acquired and liabilities assumed in a business combination are recorded at their estimated fair value on the date of the acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if the purchase price exceeds the estimated net fair value or as a bargain purchase gain on the income statement if the purchase price is less than the estimated net fair value. The allocation of the purchase price may be modified up to one year after the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. Costs relating to acquiree compensation arrangements that are considered separate transactions and do not qualify for inclusion as part of the business combination are expensed on the date of the acquisition and recorded as a component of other expenses.

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

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The preliminary fair value of assets acquired and liabilities assumed is:

Purchase Price Allocation
Total purchase consideration	$3,281.6

Allocation of consideration to assets acquired and liabilities assumed:
Cash and cash equivalents	$32.1
Accounts receivable	61.8
Current portion of contract assets	68.5
Property, equipment and software	5.0
Operating lease right-of-use assets	25.3
Non-current portion of contract assets	23.9
Intangible assets	1,366.6
Goodwill	2,095.8
Other assets	6.7
Accounts payable	(31.9)
Customer liabilities	(3.3)
Accrued compensation and benefits	(85.2)
Operating lease liabilities	(25.4)
Deferred income tax liabilities	(245.4)
Other liabilities	(12.9)
Net assets acquired	$3,281.6

The intangible assets identified in conjunction with the Cloudmed Acquisition and their preliminary fair values are as follows:

	Useful Life	Gross Carrying Value
Customer Relationships	18 years	$318.0
Technology	7 years	$1,025.0
Tradename	5 years	$23.5
Favorable leasehold interests	Life of lease	$0.1

The goodwill recognized is primarily attributable to growth and cost reduction synergies that are expected to be achieved from the integration of Cloudmed. None of the goodwill is expected to be deductible for income tax purposes.

Included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2022 are net sales of $260.0 million and net loss before income taxes of $18.5 million related to the operations of Cloudmed since the acquisition date of June 21, 2022.

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

VisitPay

On July 1, 2021, the Company completed the acquisition of iVinci Partners, LLC d/b/a VisitPay (“VisitPay”), a provider of digital payment solutions, pursuant to an Agreement and Plan of Merger dated as of May 3, 2021 (the “VisitPay Acquisition”). The purchase price for the VisitPay Acquisition was $297.1 million. The Company funded the purchase price for the VisitPay Acquisition and the Company’s associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness (see Note 10, Debt).

The purchase price has been allocated to assets acquired and liabilities assumed based on their established fair value as of the acquisition date.

The fair value of assets acquired and liabilities assumed is:

Purchase Price Allocation
Total purchase consideration	$297.1

Allocation of consideration to assets acquired and liabilities assumed:
Cash and cash equivalents	$10.7
Accounts receivable	4.7
Prepaid expenses and other current assets	0.4
Property, equipment and software	0.3
Operating lease right-of-use assets	1.7
Intangible assets	117.3
Goodwill	170.9
Accounts payable	(0.5)
Current portion of customer liabilities	(1.1)
Accrued compensation and benefits	(0.7)
Current portion of operating lease liabilities	(0.4)
Other accrued expenses	(2.0)
Non-current portion of customer liabilities	(1.0)
Non-current portion of operating lease liabilities	(1.3)
Deferred income tax liabilities	(1.9)
Net assets acquired	$297.1

The intangible assets identified in conjunction with the VisitPay Acquisition are as follows:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	Useful Life	Gross Carrying Value
Customer Relationships	10 years	$2.3
Technology	11 years	$114.0
Tradename	3 years	$1.0

The goodwill recognized was primarily attributable to synergies that are expected to be achieved from the integration of VisitPay. The goodwill recognized in the acquisition was partially deductible for income tax purposes.

Included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2021 are net sales of $9.6 million and net loss before income taxes of $16.7 million related to the operations of VisitPay since the acquisition date of July 1, 2021.

Prior Acquisitions

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

	Year Ended December 31,
	2022	2021
Net services revenue	$2,009.7	$1,813.5
Net loss	$(52.8)	$(187.0)

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

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2022 were:

Goodwill
Balance as of December 31, 2020	$373.5
VisitPay Acquisition	170.9
Measurement period adjustments	0.2
Balance as of December 31, 2021	$544.6
Cloudmed Acquisition	2,095.8
Change in foreign currency rates	(0.1)
Balance as of December 31, 2022	$2,640.3
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

6. Revenue Recognition

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue:

	Year Ended December 31,
	2022	2021	2020
Net operating fees	$1,309.7	$1,211.8	$1,093.1
Incentive fees	106.8	143.8	70.6
Modular and other (1)	389.9	119.0	106.4
Net services revenue	$1,806.4	$1,474.6	$1,270.1

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
Customer liabilities consist of the following:

	December 31, 2022	December 31, 2021
Accrued service costs, current	$21.9	$31.3
Collections payable to clients, current	29.1	3.0
Customer deposits, current	1.5	—
Refund liabilities, current	2.7	3.8
Deferred revenue (contract liabilities), current	9.7	10.3
Current portion of customer liabilities (1)	64.9	48.4

Deferred revenue (contract liabilities), non-current	18.7	18.7
Non-current portion of customer liabilities (1)	18.7	18.7
Total customer liabilities	$83.6	$67.1

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

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The following table sets forth the significant assumptions used in the calculation of share-based compensation expense during 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.4% to 3.3%	0.4% to 1.0%	0.3% to 1.7%
Expected volatility	43% to 50%	43%	43%
Expected term (in years)	4.0 to 5.5	5.5	5.5
Total share-based compensation costs that have been included in the Company’s consolidated statements of operations were as follows:

	Year Ended December 31,
	2022	2021	2020
Share-Based Compensation Expense Allocation Details:
Cost of services	$28.8	$44.2	$9.9
Selling, general and administrative	36.0	32.4	14.1
Other	0.1	—	0.1
Total share-based compensation expense (1)	$64.9	$76.6	$24.1
(1) Included in the share-based compensation expense above is $5.1 million of CoyCo 2 share-based compensation expense for the year ended December 31, 2022. See further discussion below. In addition to the share-based compensation expense recorded above, $0.2 million, $0.7 million, and $0.1 million of share-based compensation expense was capitalized to deferred contract costs for the years ended December 31, 2022, 2021, and 2020, respectively. See Note 2, Summary of Significant Accounting Policies, for further discussion.

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

14. Other Expenses

Other expenses are incurred in connection with acquisition and integration costs, various exit activities, transformation initiatives, and organizational changes to improve our business alignment and cost structure. The following table summarizes the other expenses (income) recognized for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Severance and related employee benefits (1)	$1.2	$2.2	$6.4
Business acquisition costs (2)	80.5	13.7	19.0
Integration costs (3)	40.2	2.6	5.4
Strategic initiatives (4)	23.2	9.1	7.2
Global business services center expansion project in the Philippines (5)	26.7	1.8	—
Customer employee transition and restructuring expenses (6)	—	4.5	(0.2)
Facility-exit charges (7)	7.9	3.4	17.5
Other (8)	10.1	18.2	14.3
Total other expenses	$189.8	$55.5	$69.6

(1) These costs relate to restructuring and business reorganization events.
(2) These are costs, including legal, consulting, insurance premiums, and bank fees, that are directly related to the closing of business acquisitions and include changes to contingent consideration. Costs also include compensation expenses incurred in connection with the close of the transactions.
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

15. Income Taxes
The domestic and foreign components of income (loss) before income taxes consist of the following:

	Year Ended December 31,
	2022	2021	2020
Domestic	$(86.8)	$100.5	$97.5
Foreign	20.0	16.7	19.0
Total income (loss) before income taxes	$(66.8)	$117.3	$116.5
For the years ended December 31, 2022, 2021, and 2020, the Company’s current and deferred income tax expense (benefit) attributable to income (loss) from operations are as follows:

	Current	Deferred	Total
Year Ended December 31, 2020
U.S. Federal	$0.2	$(0.3)	$(0.1)
State & Local	—	1.0	1.0
Foreign	2.4	(2.0)	0.4
	$2.6	$(1.3)	$1.3
Year Ended December 31, 2021
U.S. Federal	$(0.1)	$22.0	$21.9
State & Local	3.5	—	3.5
Foreign	3.0	1.6	4.6
	$6.4	$23.6	$30.0
Year Ended December 31, 2022
U.S. Federal	$0.9	$(11.6)	$(10.7)
State & Local	3.8	(4.9)	(1.1)
Foreign	3.2	5.1	8.3
	$7.9	$(11.4)	$(3.5)
Reconciliation of the difference between the effective tax rate and the statutory U.S. federal income tax rate is as follows:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Federal statutory tax rate	21%	21%	21%
Change in income tax rate resulting from:
State and local income taxes, net of federal tax benefits	1%	2%	1%
Additional tax on foreign source income	(15)%	3%	3%
Share-based compensation	18%	(9)%	(24)%
Non-deductible expenses	(15)%	4%	13%
Gain on sale	—%	—%	(11)%
Other	(5)%	5%	(2)%
Effective tax rate	5%	26%	1%
The following table sets forth the Company’s net deferred tax as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Deferred tax assets and liabilities:
Net operating loss carryforwards	$49.8	$54.6
Share-based compensation	16.6	12.2
Accrued bonus	13.7	8.5
Advanced billing revenue	6.7	7.2
Alternative minimum tax	6.2	6.4
Interest expense limitation	11.1	0.1
Deferred rent liabilities	29.1	19.3
Deferred FICA liability	—	3.0
Fixed assets	1.0	—
Other	13.1	10.7
Total deferred tax assets	147.3	122.0
Intangible assets	(292.4)	(40.1)
Fixed assets	—	(1.5)
Deferred contract costs	(8.0)	(8.7)
Foreign withholding tax	(10.2)	(4.2)
Deferred rent assets	(20.0)	(13.6)
Less valuation allowances	(7.1)	(6.4)
Net deferred tax	$(190.4)	$47.5
At December 31, 2022, the Company had cumulative U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $180.7 million and $221.4 million, respectively, which are available to offset U.S. federal and state taxable income in future periods. These amounts include net operating losses acquired through acquisitions which are subject to Section 382 of the Internal Revenue Code. The general limitation rules allow the Company to utilize the net operating losses subject to an annual limitation that is determined by multiplying the federal long-term tax-exempt rate by the Company’s value immediately before the ownership change. The federal net operating losses will start to expire in 2024.

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
Basic and diluted net income (loss) per common share are calculated as follows:

	Year Ended December 31,
	2022	2021	2020
Basic EPS:
Net income (loss)	$(63.3)	$87.3	$115.2
Less dividends on preferred shares (1)	—	(592.3)	(22.4)
Less income allocated to preferred shareholders	—	—	(46.3)
Net income (loss) available/(allocated) to common shareholders - basic	$(63.3)	$(505.0)	$46.5
Diluted EPS:
Net income (loss)	$(63.3)	$87.3	$115.2
Less dividends on preferred shares (1)	—	(592.3)	(22.4)
Less income allocated to preferred shareholders	—	—	(36.9)
Net income (loss) available/(allocated) to common shareholders - diluted	$(63.3)	$(505.0)	$55.9
Basic weighted-average common shares	352,337,767	266,183,565	115,729,645
Add: Effect of dilutive equity awards	—	—	12,731,424
Add: Effect of dilutive warrants	—	—	46,112,201
Diluted weighted average common shares	352,337,767	266,183,565	174,573,270
Net income (loss) per common share (basic)	$(0.18)	$(1.90)	$0.40
Net income (loss) per common share (diluted)	$(0.18)	$(1.90)	$0.32
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

On May 27, 2021 and May 28, 2021, the Company issued 16,750,000 shares of common stock to TCP-ASC upon the cashless exercise of a portion of the Warrant to purchase 19,535,145 shares of common stock at an exercise price of $3.50 per share-based upon a market value of $24.54 to $24.64 per share as determined under the terms of the Warrant.

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

22. Supplemental Financial Information

Prepaid expenses and other current assets is comprised of the following:

	December 31, 2022	December 31, 2021
Prepaid expenses	$35.1	$27.8
Acquisition and disposition contingent assets	20.0	29.1
Notes receivable	12.0	1.0
Derivative assets	8.8	1.7
Healthcare rebates receivable	5.9	4.5
Deferred contract costs	5.1	3.7
Other current assets	23.4	9.4
Total prepaid expenses and other current assets	$110.3	$77.2

Accrued expenses and other current liabilities is comprised of the following:

	December 31, 2022	December 31, 2021
Accrued expenses	$36.3	$34.0
Notes payable	15.5	8.3
Acquisition deferred payments	12.5	12.5
Other current liabilities	6.2	4.5
Total accrued expenses and other current liabilities	$70.5	$59.3

23. Restatement and Revision of Previously Issued Consolidated Financial Statements
In connection with the preparation of the consolidated financial statements as of and for the three and nine months ended September 30, 2023, the Company identified errors related to the accounting for certain acquiree compensation costs incurred in connection with acquisitions in 2022, 2021, and 2020 that the Company was required to recognize as a Company expense immediately upon the closing of the transactions. These costs should have been recorded as other expenses within the Consolidated Statements of Operations and Comprehensive Income (Loss) in the applicable period and were instead recorded within the purchase price allocation and ultimately recorded as goodwill in the Consolidated Balance Sheets in previously issued financial statements.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
As a result of correcting the accounting for certain acquiree compensation costs incurred in connection with acquisitions in 2022, 2021, and 2020, the Company updated the amount of goodwill that should have been recognized in the prior acquisitions and restated its consolidated financial statements as of and for the years ended December 31, 2022 and 2021, and the consolidated financial statements for each of the interim periods during the years ended December 31, 2022 and 2021. Management concluded that the impact of the above errors as of and for the year ended December 31, 2020, was not material to the consolidated financial statements; however, the consolidated financial statements for the year ended December 31, 2020 have been revised herein for this matter.

In addition to the errors described above, the Company is correcting certain items that were previously identified and concluded as immaterial, individually and in aggregate, to its consolidated financial statements for the three years ended December 31, 2022. These adjustments primarily consisted of share-based compensation expense for a modified award that was originally recognized in 2022 but should have been recognized in 2021 and operating expenses recognized in 2022 that should have been recognized in 2021 relating to immaterial adjustments to the timing and amounts of accrued expenses and prepaid expenses.

The tables below represent our restated and revised consolidated financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021, and 2020.

As of and for the year ended December 31, 2022
The effects of the restatement on the Consolidated Balance Sheet as of December 31, 2022 are summarized in the following table:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	As of December 31, 2022
	As Previously Reported	Adjustment	As Restated
	In millions
Assets
Current assets:
Cash and cash equivalents	$110.1	$—	$110.1
Accounts receivable, net of $15.1 million allowance	235.2	—	235.2
Accounts receivable - related party, net of $0.1 million allowance	25.0	—	25.0
Current portion of contract assets, net	83.9	—	83.9
Prepaid expenses and other current assets	110.3	—	110.3
Total current assets	564.5	—	564.5
Property, equipment and software, net	164.8	—	164.8
Operating lease right-of-use assets	80.5	—	80.5
Non-current portion of contract assets, net	32.0	—	32.0
Non-current portion of deferred contract costs	26.7	—	26.7
Intangible assets, net	1,514.5	—	1,514.5
Goodwill	2,658.2	(17.9)	2,640.3
Non-current deferred tax assets	10.4	—	10.4
Other assets	88.2	(0.1)	88.1
Total assets	$5,139.8	$(18.0)	$5,121.8
Liabilities
Current liabilities:
Accounts payable	$33.4	$—	$33.4
Current portion of customer liabilities	57.5	—	57.5
Current portion of customer liabilities - related party	7.4	—	7.4
Accrued compensation and benefits	109.0	—	109.0
Current portion of operating lease liabilities	18.0	—	18.0
Current portion of long-term debt	53.9	—	53.9
Accrued expenses and other current liabilities	70.6	(0.1)	70.5
Total current liabilities	349.8	(0.1)	349.7
Non-current portion of customer liabilities	5.0	—	5.0
Non-current portion of customer liabilities - related party	13.7	—	13.7
Non-current portion of operating lease liabilities	94.4	—	94.4
Long-term debt	1,732.6	—	1,732.6
Non-current deferred tax liabilities	200.7	0.1	200.8
Other non-current liabilities	23.1	—	23.1
Total liabilities	2,419.3	—	2,419.3

Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized, 439,950,125 shares issued and 416,597,885 shares outstanding at December 31, 2022	4.4	—	4.4
Additional paid-in capital	3,123.2	0.1	3,123.3
Accumulated deficit	(121.9)	(18.1)	(140.0)
Accumulated other comprehensive loss	(3.4)	—	(3.4)
Treasury stock, at cost, 23,352,240 shares as of December 31, 2022	(281.8)	—	(281.8)
Total stockholders’ equity	2,720.5	(18.0)	2,702.5
Total liabilities and stockholders’ equity	$5,139.8	$(18.0)	$5,121.8

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The effects of the restatement on the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2022 are summarized in the following table:

	For the year ended December 31, 2022
	As Previously Reported	Adjustment	As Restated
	In millions, except per share data
Net services revenue ($881.0 million from related party for the year ended December 31, 2022)	$1,806.4	$—	$1,806.4
Operating expenses:
Cost of services	1,445.1	1.8	1,446.9
Selling, general and administrative	174.8	(2.3)	172.5
Other expenses	183.5	6.3	189.8
Total operating expenses	1,803.4	5.8	1,809.2
Income (loss) from operations	3.0	(5.8)	(2.8)
Net interest expense	(64.0)	—	(64.0)
Loss before income tax benefit	(61.0)	(5.8)	(66.8)
Income tax benefit	(3.4)	(0.1)	(3.5)
Net loss	$(57.6)	$(5.7)	$(63.3)
Net loss per common share:
Basic	$(0.16)	$(0.02)	$(0.18)
Diluted	$(0.16)	$(0.02)	$(0.18)
Weighted average shares used in calculating net loss per common share:
Basic	352,337,767	—	352,337,767
Diluted	352,337,767	—	352,337,767
Consolidated statements of comprehensive loss
Net loss	$(57.6)	$(5.7)	$(63.3)
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	9.2	—	9.2
Foreign currency translation adjustments	(7.3)	—	(7.3)
Total other comprehensive income, net of tax	$1.9	$—	$1.9
Comprehensive loss	$(55.7)	$(5.7)	$(61.4)

Basic:
Net loss	$(57.6)	$(5.7)	$(63.3)
Less dividends on preferred shares	—	—	—
Less income allocated to preferred shareholders	—	—	—
Net loss available/allocated to common shareholders - basic	$(57.6)	$(5.7)	$(63.3)
Diluted:
Net loss	$(57.6)	$(5.7)	$(63.3)
Less dividends on preferred shares	—	—	—
Less income allocated to preferred shareholders	—	—	—
Net loss available/allocated to common shareholders - diluted	$(57.6)	$(5.7)	$(63.3)
The effects of the restatement on the Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2022 are summarized in the following table:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
As Previously Reported
Balance at December 31, 2021	298,320,928	$3.0	(20,094,686)	$(215.2)	$628.5	$(64.3)	$(5.3)	$346.7
Share-based compensation expense	—	—	—	—	62.3	—	—	62.3
CoyCo 2 share-based compensation expense	—	—	—	—	5.1	—	—	5.1
Issuance of common stock related to share-based compensation plans	2,954,694	—	—	—	—	—	—	—
Issuance of common stock	137,389,275	1.4	—	—	2,411.4	—	—	2,412.8
Replacement awards issued in conjunction with acquisitions	—	—	—	—	11.3	—	—	11.3
Exercise of vested stock options	1,285,228	—	(2,282)	(0.1)	4.6	—	—	4.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(1,174,754)	(27.6)	—	—	—	(27.6)
Repurchases of common stock	—	—	(2,080,518)	(38.9)	—	—	—	(38.9)
Net change on derivatives designated as cash flow hedges, net of tax of $3.1 million	—	—	—	—	—	—	9.2	9.2
Foreign currency translation adjustment	—	—	—	—	—	—	(7.3)	(7.3)
Net loss	—	—	—	—	—	(57.6)	—	(57.6)
Balance at December 31, 2022	439,950,125	$4.4	(23,352,240)	$(281.8)	$3,123.2	$(121.9)	$(3.4)	$2,720.5
Adjustments
Beginning balance as of January 1, 2021	—	$—	—	$—	$—	$(2.5)	$—	$(2.5)
Share-based compensation expense	—	—	—	—	2.4	—	—	2.4
Net income	—	—	—	—	—	(9.9)	—	(9.9)
Balance at December 31, 2021 (adjustment impacts)	—	$—	—	$—	$2.4	$(12.4)	$—	$(10.0)
Share-based compensation expense	—	—	—	—	(2.3)	—	—	(2.3)
Net loss	—	—	—	—	—	(5.7)	—	(5.7)
Balance at December 31, 2022 (adjustment impacts)	—	$—	—	$—	$0.1	$(18.1)	$—	$(18.0)
As Restated
Balance at December 31, 2021	298,320,928	$3.0	(20,094,686)	$(215.2)	$630.9	$(76.7)	$(5.3)	$336.7
Share-based compensation expense	—	—	—	—	60.0	—	—	60.0
CoyCo 2 share-based compensation expense	—	—	—	—	5.1	—	—	5.1
Issuance of common stock related to share-based compensation plans	2,954,694	—	—	—	—	—	—	—
Issuance of common stock	137,389,275	1.4	—	—	2,411.4	—	—	2,412.8
Replacement awards issued in conjunction with acquisitions	—	—	—	—	11.3	—	—	11.3
Exercise of vested stock options	1,285,228	—	(2,282)	(0.1)	4.6	—	—	4.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(1,174,754)	(27.6)	—	—	—	(27.6)
Repurchases of common stock	—	—	(2,080,518)	(38.9)	—	—	—	(38.9)
Net change on derivatives designated as cash flow hedges, net of tax of $3.1 million	—	—	—	—	—	—	9.2	9.2
Foreign currency translation adjustment	—	—	—	—	—	—	(7.3)	(7.3)
Net loss	—	—	—	—	—	(63.3)	—	(63.3)
Balance at December 31, 2022	439,950,125	$4.4	(23,352,240)	$(281.8)	$3,123.3	$(140.0)	$(3.4)	$2,702.5

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The effects of the restatement on the Consolidated Statement of Cash Flows for the year ended December 31, 2022 are summarized in the following table:

	For the year ended December 31, 2022
	As Previously Reported	Adjustment	As Restated
	In millions
Operating activities
Net loss	$(57.6)	$(5.7)	$(63.3)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	172.0	—	172.0
Amortization of debt issuance costs	3.6	—	3.6
Share-based compensation	62.0	(2.2)	59.8
CoyCo 2 share-based compensation	5.1	—	5.1
Loss on disposal and right-of-use asset write-downs	21.1	—	21.1
Provision for credit losses	11.8	—	11.8
Deferred income taxes	(6.8)	—	(6.8)
Non-cash lease expense	14.0	—	14.0
Other	6.5	—	6.5
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(51.8)	—	(51.8)
Contract assets	(24.1)	—	(24.1)
Prepaid expenses and other assets	(39.4)	(1.1)	(40.5)
Accounts payable	(16.0)	—	(16.0)
Accrued compensation and benefits	(77.7)	8.2	(69.5)
Lease liabilities	(18.9)	—	(18.9)
Other liabilities	(1.5)	(0.2)	(1.7)
Customer liabilities and customer liabilities - related party	(12.2)	1.0	(11.2)
Net cash used in operating activities	(9.9)	—	(9.9)
Investing activities
Purchases of property, equipment, and software	(93.5)	—	(93.5)
Payment for business acquisitions, net of cash acquired	(847.7)	—	(847.7)
Other	(8.3)	—	(8.3)
Net cash used in investing activities	(949.5)	—	(949.5)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	1,016.6	—	1,016.6
Borrowings on revolver	50.0	—	50.0
Payment of debt issuance costs	(1.0)	—	(1.0)
Repayment of senior secured debt	(25.5)	—	(25.5)
Repayments on revolver	(30.0)	—	(30.0)
Payment of equity issuance costs	(2.0)	—	(2.0)
Exercise of vested stock options	4.6	—	4.6
Purchase of treasury stock	(39.3)	—	(39.3)
Shares withheld for taxes	(30.2)	—	(30.2)
Other	(0.2)	—	(0.2)
Net cash provided by financing activities	943.0	—	943.0
Effect of exchange rate changes in cash	(3.6)	—	(3.6)
Net decrease in cash, cash equivalents, and restricted cash	(20.0)	—	(20.0)
Cash, cash equivalents, and restricted cash at beginning of period	130.1	—	130.1
Cash and cash equivalents, end of year	$110.1	$—	$110.1
Supplemental disclosures of cash flow information
Accrued dividends payable to preferred stockholders	$—	$—	$—
Property, equipment and software purchases not paid	$26.9	$—	$26.9
Assets obtained in exchange for common stock	$24.3	$—	$24.3
Interest paid	$61.0	$—	$61.0
Income taxes paid	$8.6	$—	$8.6
Income taxes refunded	$—	$—	$—

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
As of and for the year ended December 31, 2021
The effects of the restatement on the Consolidated Balance Sheet as of December 31, 2021 are summarized in the following table:

	As of December 31, 2021
	As Previously Reported	Adjustment	As Restated
	In millions
Assets
Current assets:
Cash and cash equivalents	$130.1	$—	$130.1
Accounts receivable, net of $2.4 million allowance	131.3	—	131.3
Accounts receivable - related party, net of $0.1 million allowance	26.1	—	26.1
Prepaid expenses and other current assets	77.2	—	77.2
Total current assets	364.7	—	364.7
Property, equipment and software, net	94.7	—	94.7
Operating lease right-of-use assets	48.9	—	48.9
Non-current portion of deferred contract costs	23.4	—	23.4
Intangible assets, net	265.4	—	265.4
Goodwill	554.7	(10.1)	544.6
Non-current deferred tax assets	51.8	(0.1)	51.7
Other assets	45.7	(1.0)	44.7
Total assets	$1,449.3	$(11.2)	$1,438.1
Liabilities
Current liabilities:
Accounts payable	$17.7	$—	$17.7
Current portion of customer liabilities	41.5	(1.0)	40.5
Current portion of customer liabilities - related party	7.9	—	7.9
Accrued compensation and benefits	97.0	(0.4)	96.6
Current portion of operating lease liabilities	13.5	—	13.5
Current portion of long-term debt	17.5	—	17.5
Accrued expenses and other current liabilities	59.1	0.2	59.3
Total current liabilities	254.2	(1.2)	253.0
Non-current portion of customer liabilities	3.3	—	3.3
Non-current portion of customer liabilities - related party	15.4	—	15.4
Non-current portion of operating lease liabilities	53.4	—	53.4
Long-term debt	754.9	—	754.9
Non-current deferred tax liabilities	4.2	—	4.2
Other non-current liabilities	17.2	—	17.2
Total liabilities	1,102.6	(1.2)	1,101.4

Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 298,320,928 shares issued and 278,226,242 shares outstanding at December 31, 2021	3.0	—	3.0
Additional paid-in capital	628.5	2.4	630.9
Accumulated deficit	(64.3)	(12.4)	(76.7)
Accumulated other comprehensive loss	(5.3)	—	(5.3)
Treasury stock, at cost, 20,094,686 shares as of December 31, 2021	(215.2)	—	(215.2)
Total stockholders’ equity	346.7	(10.0)	336.7
Total liabilities and stockholders’ equity	$1,449.3	$(11.2)	$1,438.1

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The effects of the restatement on the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2021 are summarized in the following table:

	For the year ended December 31, 2021
	As Previously Reported	Adjustment	As Restated
	In millions, except per share data
Net services revenue ($893.5 million from related party for the year ended December 31, 2021)	$1,474.6	$—	$1,474.6
Operating expenses:
Cost of services	1,162.8	(1.9)	1,160.9
Selling, general and administrative	120.0	2.0	122.0
Other expenses	46.1	9.4	55.5
Total operating expenses	1,328.9	9.5	1,338.4
Income from operations	145.7	(9.5)	136.2
Net interest expense	(18.9)	—	(18.9)
Income before income tax provision	126.8	(9.5)	117.3
Income tax provision	29.6	0.4	30.0
Net income	$97.2	$(9.9)	$87.3
Net loss per common share:
Basic	$(1.86)	$(0.04)	$(1.90)
Diluted	$(1.86)	$(0.04)	$(1.90)
Weighted average shares used in calculating net loss per common share:
Basic	266,183,565	—	266,183,565
Diluted	266,183,565	—	266,183,565
Consolidated statements of comprehensive income
Net income	$97.2	$(9.9)	$87.3
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	2.1	—	2.1
Foreign currency translation adjustments	(0.9)	—	(0.9)
Total other comprehensive income, net of tax	$1.2	$—	$1.2
Comprehensive income	$98.4	$(9.9)	$88.5

Basic:
Net income	$97.2	$(9.9)	$87.3
Less dividends on preferred shares	(592.3)	—	(592.3)
Less income allocated to preferred shareholders	—	—	—
Net income (loss) available/allocated to common shareholders - basic	$(495.1)	$(9.9)	$(505.0)
Diluted:		$—
Net income	$97.2	$(9.9)	$87.3
Less dividends on preferred shares	(592.3)	—	(592.3)
Less income allocated to preferred shareholders	—	—	—
Net income (loss) available/allocated to common shareholders - diluted	$(495.1)	$(9.9)	$(505.0)
The effects of the restatement on the Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2021 are summarized in the following table:

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
As Previously Reported
Balance at December 31, 2020	137,812,559	$1.4	(16,668,521)	$(139.2)	$393.7	$(161.5)	$(6.5)	$87.9

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Share-based compensation expense	—	—	—	—	74.9	—	—	74.9
Issuance of common stock related to share-based compensation plans	2,325,918	—	—	—	—	—	—	—
Issuance of common stock	324,212	—	—	—	7.0	—	—	7.0
Exercise of vested stock options	1,819,039	—	—	—	8.0	—	—	8.0
Acquisition of treasury stock related to share-based compensation plans	—	—	(796,908)	(19.1)	—	—	—	(19.1)
Repurchase of common stock	—	—	(2,629,257)	(56.9)	—	—	—	(56.9)
Net change on derivatives designated as cash flow hedges, net of tax of $0.7 million	—	—	—	—	—	—	2.1	2.1
Foreign currency translation adjustment	—	—	—	—	—	—	(0.9)	(0.9)
Conversion of preferred shares	117,706,400	1.2	—	—	250.3	—	—	251.5
Inducement dividend	—	—	—	—	(592.3)	—	—	(592.3)
Issuance of common stock related to inducement	21,582,800	0.2	—	—	487.1	—	—	487.3
Exercise of warrants pursuant to cashless provisions	16,750,000	0.2	—	—	(0.2)	—	—	—
Net income	—	—	—	—	—	97.2	—	97.2
Balance at December 31, 2021	298,320,928	$3.0	(20,094,686)	$(215.2)	$628.5	$(64.3)	$(5.3)	$346.7
Adjustments
Beginning balance as of January 1, 2020	—	$—	—	$—	$—	$(0.6)	$—	$(0.6)
Net income	—	—	—	—	—	(1.9)	—	(1.9)
Balance at December 31, 2020 (adjustment impacts)	—	$—	—	$—	$—	$(2.5)	$—	$(2.5)
Share-based compensation expense	—	—	—	—	2.4	—	—	2.4
Net income	—	—	—	—	—	(9.9)	—	(9.9)
Balance at December 31, 2021 (adjustment impacts)	—	$—	—	$—	$2.4	$(12.4)	$—	$(10.0)
As Restated
Balance at December 31, 2020	137,812,559	$1.4	(16,668,521)	$(139.2)	$393.7	$(164.0)	$(6.5)	$85.4
Share-based compensation expense	—	—	—	—	77.3	—	—	77.3
Issuance of common stock related to share-based compensation plans	2,325,918	—	—	—	—	—	—	—
Issuance of common stock	324,212	—	—	—	7.0	—	—	7.0
Exercise of vested stock options	1,819,039	—	—	—	8.0	—	—	8.0
Acquisition of treasury stock related to share-based compensation plans	—	—	(796,908)	(19.1)	—	—	—	(19.1)
Repurchase of common stock	—	—	(2,629,257)	(56.9)	—	—	—	(56.9)
Net change on derivatives designated as cash flow hedges, net of tax of $0.7 million	—	—	—	—	—	—	2.1	2.1
Foreign currency translation adjustment	—	—	—	—	—	—	(0.9)	(0.9)
Conversion of preferred shares	117,706,400	1.2	—	—	250.3	—	—	251.5
Inducement dividend	—	—	—	—	(592.3)	—	—	(592.3)
Issuance of common stock related to inducement	21,582,800	0.2	—	—	487.1	—	—	487.3
Exercise of warrants pursuant to cashless provisions	16,750,000	0.2	—	—	(0.2)	—	—	—
Net income	—	—	—	—	—	87.3	—	87.3
Balance at December 31, 2021	298,320,928	$3.0	(20,094,686)	$(215.2)	$630.9	$(76.7)	$(5.3)	$336.7

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The effects of the restatement on the Consolidated Statement of Cash Flows for the year ended December 31, 2021 are summarized in the following table:

	For the year ended December 31, 2021
	As Previously Reported	Adjustment	As Restated
	In millions
Operating activities
Net income	$97.2	$(9.9)	$87.3
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	77.5	—	77.5
Amortization of debt issuance costs	1.2	—	1.2
Share-based compensation	74.3	2.3	76.6
Gain on disposal and right-of-use asset write-downs	(0.4)	—	(0.4)
Provision for credit losses	0.7	—	0.7
Deferred income taxes	23.0	0.3	23.3
Non-cash lease expense	9.7	—	9.7
Other	(1.9)	—	(1.9)
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(33.2)	—	(33.2)
Prepaid expenses and other assets	(18.0)	0.2	(17.8)
Accounts payable	0.1	—	0.1
Accrued compensation and benefits	42.0	(0.4)	41.6
Lease liabilities	(12.7)	—	(12.7)
Other liabilities	(13.3)	(0.2)	(13.5)
Customer liabilities and customer liabilities - related party	18.6	(0.6)	18.0
Net cash provided by operating activities	264.8	(8.3)	256.5
Investing activities
Purchases of property, equipment, and software	(51.7)	—	(51.7)
Payment for business acquisitions, net of cash acquired	(294.7)	8.3	(286.4)
Other	6.0	—	6.0
Net cash used in investing activities	(340.4)	8.3	(332.1)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	698.6	—	698.6
Borrowings on revolver	120.0	—	120.0
Payment of debt issuance costs	(1.9)	—	(1.9)
Repayment of senior secured debt	(488.9)	—	(488.9)
Repayments on revolver	(110.0)	—	(110.0)
Payment of contingent consideration liability	(4.8)	—	(4.8)
Deferred payment related to acquisition of RevWorks	(12.5)	—	(12.5)
Inducement of preferred stock conversion	(105.0)	—	(105.0)
Exercise of vested stock options	8.9	—	8.9
Purchase of treasury stock	(56.5)	—	(56.5)
Shares withheld for taxes	(16.3)	—	(16.3)
Other	(0.2)	—	(0.2)
Net cash provided by financing activities	31.4	—	31.4
Effect of exchange rate changes in cash	(0.5)	—	(0.5)
Net decrease in cash, cash equivalents, and restricted cash	(44.7)	—	(44.7)
Cash, cash equivalents, and restricted cash at beginning of period	174.8	—	174.8
Cash and cash equivalents, end of year	$130.1	$—	$130.1
Supplemental disclosures of cash flow information
Accrued dividends payable to preferred stockholders	$—	$—	$—
Property, equipment and software purchases not paid	$19.5	$—	$19.5
Assets obtained in exchange for common stock	$7.0	$—	$7.0
Interest paid	$17.3	$—	$17.3
Income taxes paid	$5.2	$—	$5.2
Income taxes refunded	$0.2	$—	$0.2

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
For the year ended December 31, 2020
The effects of the revision on the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2020 are summarized in the following table:

	For the year ended December 31, 2020
	As Previously Reported	Adjustment	As Revised
	In millions, except per share data
Net services revenue ($808.8 million from related party for the year ended December 31, 2020)	$1,270.8	$(0.7)	$1,270.1
Operating expenses:
Cost of services	1,021.1	—	1,021.1
Selling, general and administrative	102.4	(1.1)	101.3
Other expenses	67.3	2.3	69.6
Total operating expenses	1,190.8	1.2	1,192.0
Income from operations	80.0	(1.9)	78.1
Gain on business disposition	55.7	—	55.7
Net interest expense	(17.3)	—	(17.3)
Income before income tax provision	118.4	(1.9)	116.5
Income tax provision	1.3	—	1.3
Net income	$117.1	$(1.9)	$115.2
Net income per common share:
Basic	$0.41	$(0.01)	$0.40
Diluted	$0.33	$(0.01)	$0.32
Weighted average shares used in calculating net income per common share:
Basic	115,729,645	—	115,729,645
Diluted	174,573,270	—	174,573,270
Consolidated statements of comprehensive income
Net income	$117.1	$(1.9)	$115.2
Other comprehensive loss:
Net change on derivatives designated as cash flow hedges, net of tax	(1.7)	—	(1.7)
Foreign currency translation adjustments	(0.3)	—	(0.3)
Total other comprehensive loss, net of tax	$(2.0)	$—	$(2.0)
Comprehensive income	$115.1	$(1.9)	$113.2

Basic:
Net income	$117.1	$(1.9)	$115.2
Less dividends on preferred shares	(22.4)	—	(22.4)
Less income allocated to preferred shareholders	(47.3)	1.0	(46.3)
Net income available/allocated to common shareholders - basic	$47.4	$(0.9)	$46.5
Diluted:
Net income	$117.1	$(1.9)	$115.2
Less dividends on preferred shares	(22.4)	—	(22.4)
Less income allocated to preferred shareholders	(37.7)	0.8	(36.9)
Net income available/allocated to common shareholders - diluted	$57.0	$(1.1)	$55.9

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The effects of the revision on the Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2020 are summarized in the following table:

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
As Previously Reported
Balance at January 1, 2020	127,807,546	$1.3	(13,786,266)	$(73.6)	$372.7	$(277.8)	(1)	$(4.5)	$18.1
Impact of credit-loss standard adoption, net of tax of $0.3	—	—	—	—	—	(0.8)		—	(0.8)
Adjusted balance at January 1, 2020	127,807,546	1.3	(13,786,266)	(73.6)	372.7	(278.6)		(4.5)	17.3
Share-based compensation expense	—	—	—	—	24.2	—		—	24.2
Issuance of common stock and stock warrants	6,848,859	0.1	—	—	(0.1)	—		—	—
Exercise of vested stock options	3,156,154	—	—	—	19.3	—		—	19.3
Dividends paid/accrued on preferred stock	—	—	—	—	(22.4)	—		—	(22.4)
Acquisition of treasury stock related to share-based compensation plans	—	—	(2,882,255)	(65.6)	—	—		—	(65.6)
Net change on derivatives designated as cash flow hedges, net of tax of $0.6 million	—	—	—	—	—	—		(1.7)	(1.7)
Foreign currency translation adjustments	—	—	—	—	—	—		(0.3)	(0.3)
Net income	—	—	—	—	—	117.1		—	117.1
Balance at December 31, 2020	137,812,559	$1.4	(16,668,521)	$(139.2)	$393.7	$(161.5)		$(6.5)	$87.9
Adjustments
Beginning balance as of January 1, 2020	—	$—	—	$—	$—	$(0.6)	(1)	$—	$(0.6)
Net income	—	—	—	—	—	(1.9)		—	(1.9)
Balance at December 31, 2020 (adjustment impacts)	—	$—	—	$—	$—	$(2.5)		$—	$(2.5)
As Revised
Balance at January 1, 2020	127,807,546	$1.3	(13,786,266)	$(73.6)	$372.7	$(278.4)		$(4.5)	$17.5
Impact of credit-loss standard adoption, net of tax of $0.3	—	—	—	—	—	(0.8)		—	(0.8)
Adjusted balance at January 1, 2020	127,807,546	1.3	(13,786,266)	(73.6)	372.7	(279.2)		(4.5)	16.7
Share-based compensation expense	—	—	—	—	24.2	—		—	24.2
Issuance of common stock and stock warrants	6,848,859	0.1	—	—	(0.1)	—		—	—
Exercise of vested stock options	3,156,154	—	—	—	19.3	—		—	19.3
Dividends paid/accrued on preferred stock	—	—	—	—	(22.4)	—		—	(22.4)
Acquisition of treasury stock related to share-based compensation plans	—	—	(2,882,255)	(65.6)	—	—		—	(65.6)
Net change on derivatives designated as cash flow hedges, net of tax of $0.6 million	—	—	—	—	—	—		(1.7)	(1.7)
Foreign currency translation adjustments	—	—	—	—	—	—		(0.3)	(0.3)
Net income	—	—	—	—	—	115.2		—	115.2
Balance at December 31, 2020	137,812,559	$1.4	(16,668,521)	$(139.2)	$393.7	$(164.0)		$(6.5)	$85.4
(1) Immaterial adjustment of $0.6 million to beginning balance as of January 1, 2020.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The effects of the revision on the Consolidated Statement of Cash Flows for the year ended December 31, 2020 are summarized in the following table

	For the year ended December 31, 2020
	As Previously Reported	Adjustment	As Revised
	In millions
Operating activities
Net income	$117.1	$(1.9)	$115.2
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	68.7	—	68.7
Amortization of debt issuance costs	1.0	—	1.0
Share-based compensation	24.1	—	24.1
Gain on sale of Emergency Medical Services business	(55.7)	—	(55.7)
Loss on disposal and right-of-use asset write-downs	17.0	—	17.0
Provision for credit losses	0.6	—	0.6
Deferred income taxes	(1.2)	(0.1)	(1.3)
Non-cash lease expense	7.3	—	7.3
Other	4.7	—	4.7
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(56.5)	0.7	(55.8)
Prepaid expenses and other assets	(12.9)	(0.1)	(13.0)
Accounts payable	(3.4)	—	(3.4)
Accrued compensation and benefits	(40.3)	—	(40.3)
Lease liabilities	(13.6)	—	(13.6)
Other liabilities	25.3	(0.1)	25.2
Customer liabilities and customer liabilities - related party	(20.4)	(0.4)	(20.8)
Net cash provided by operating activities	61.8	(1.9)	59.9
Investing activities
Purchases of property, equipment, and software	(49.3)	—	(49.3)
Payment for business acquisitions, net of cash acquired	(196.0)	1.9	(194.1)
Proceeds from sale of Emergency Medical Services business, net of cash disposed	128.3	—	128.3
Net cash used in investing activities	(117.0)	1.9	(115.1)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	190.6	—	190.6
Borrowings on revolver	50.0	—	50.0
Repayment of senior secured debt	(23.4)	—	(23.4)
Repayments on revolver	(20.0)	—	(20.0)
Exercise of vested stock options	18.4	—	18.4
Shares withheld for taxes	(71.9)	—	(71.9)
Other	(5.8)	—	(5.8)
Net cash provided by financing activities	137.9	—	137.9
Effect of exchange rate changes in cash	(0.4)	—	(0.4)
Net increase in cash, cash equivalents, and restricted cash	82.3	—	82.3
Cash, cash equivalents, and restricted cash at beginning of period	92.5	—	92.5
Cash and cash equivalents, end of year	$174.8	$—	$174.8
Supplemental disclosures of cash flow information
Accrued dividends payable to preferred stockholders	$5.8	$—	$5.8
Property, equipment and software purchases not paid	$11.0	$—	$11.0
Assets obtained in exchange for common stock	$—	$—	$—
Interest paid	$15.8	$—	$15.8
Income taxes paid	$4.2	$—	$4.2
Income taxes refunded	$0.4	$—	$0.4

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
24. Quarterly Financial Data (Unaudited)
Description of Quarterly Restatement Tables
In lieu of filing amended Quarterly Reports on Form 10-Q, the tables below present our restated unaudited consolidated financial statements for each of the previously reported quarters during the years ended December 31, 2022 and 2021. The following tables present the impact of the restatement on our previously reported Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (Loss), Statements of Stockholders’ Equity, and Statements of Cash Flows for which the values were derived from our Quarterly Reports on Form 10-Q for the interim periods of 2022 and 2021. For further information on the restatement, refer to Note 23, Restatement and Revision of Previously Issued Consolidated Financial Statements.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
As of and for the three months ended March 31, 2021
The effects of the restatement on the Consolidated Balance Sheet as of March 31, 2021 are summarized in the following table:

	As of March 31, 2021
	As Previously Reported	Adjustment	As Restated
	In millions
Assets
Current assets:
Cash and cash equivalents	$103.5	$—	$103.5
Accounts receivable, net of $3.8 million allowance	97.6	—	97.6
Accounts receivable - related party, net of $0.1 million allowance	31.8	—	31.8
Prepaid expenses and other current assets	65.7	—	65.7
Total current assets	298.6	—	298.6
Property, equipment and software, net	89.0	(0.8)	88.2
Operating lease right-of-use assets	59.8	—	59.8
Intangible assets, net	166.7	—	166.7
Goodwill	375.5	(1.8)	373.7
Non-current deferred tax assets	68.5	0.4	68.9
Non-current portion of restricted cash equivalents	0.5	—	0.5
Other assets	75.9	(0.6)	75.3
Total assets	$1,134.5	$(2.8)	$1,131.7
Liabilities
Current liabilities:
Accounts payable	$22.8	$—	$22.8
Current portion of customer liabilities	23.0	0.1	23.1
Current portion of customer liabilities - related party	10.6	—	10.6
Accrued compensation and benefits	61.2	—	61.2
Current portion of operating lease liabilities	11.8	—	11.8
Current portion of long-term debt	35.5	—	35.5
Accrued expenses and other current liabilities	56.6	—	56.6
Total current liabilities	221.5	0.1	221.6
Non-current portion of customer liabilities - related party	15.4	—	15.4
Non-current portion of operating lease liabilities	68.7	—	68.7
Long-term debt	510.2	—	510.2
Other non-current liabilities	35.1	—	35.1
Total liabilities	850.9	0.1	851.0

Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 277,972,263 shares issued and 261,301,541 shares outstanding at March 31, 2021	2.8	—	2.8
Additional paid-in capital	562.1	2.4	564.5
Accumulated deficit	(135.7)	(5.3)	(141.0)
Accumulated other comprehensive loss	(6.4)	—	(6.4)
Treasury stock, at cost, 16,670,722 shares as of March 31, 2021	(139.2)	—	(139.2)
Total stockholders’ equity	283.6	(2.9)	280.7
Total liabilities and stockholders’ equity	$1,134.5	$(2.8)	$1,131.7

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The effects of the restatement on the Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2021 are summarized in the following table:

	For the three months ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
	In millions, except per share data
Net services revenue ($215.5 million for the three months ended March 31, 2021 from related party)	$342.6	$—	$342.6
Operating expenses:
Cost of services	267.2	(0.2)	267.0
Selling, general and administrative	25.6	2.3	27.9
Other expenses	13.0	0.9	13.9
Total operating expenses	305.8	3.0	308.8
Income from operations	36.8	(3.0)	33.8
Net interest expense	3.9	—	3.9
Income before income tax provision	32.9	(3.0)	29.9
Income tax provision	7.1	(0.2)	6.9
Net income	$25.8	$(2.8)	$23.0
Net loss per common share:
Basic	$(2.37)	$(0.01)	$(2.38)
Diluted	$(2.37)	$(0.01)	$(2.38)
Weighted average shares used in calculating net loss per common share:
Basic	239,290,145	—	239,290,145
Diluted	239,290,145	—	239,290,145
Consolidated statements of comprehensive income
Net income	$25.8	$(2.8)	$23.0
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	0.5	—	0.5
Foreign currency translation adjustments	(0.4)	—	(0.4)
Total other comprehensive income, net of tax	$0.1	$—	$0.1
Comprehensive income	$25.9	$(2.8)	$23.1

Basic:
Net income	$25.8	$(2.8)	$23.0
Less dividends on preferred shares	(592.3)	—	(592.3)
Less income allocated to preferred shareholders	—	—	—
Net income (loss) available/allocated to common shareholders - basic	$(566.5)	$(2.8)	$(569.3)
Diluted:
Net income	$25.8	$(2.8)	$23.0
Less dividends on preferred shares	(592.3)	—	(592.3)
Less income allocated to preferred shareholders	—	—	—
Net income (loss) available/allocated to common shareholders - diluted	$(566.5)	$(2.8)	$(569.3)

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The effects of the restatement on the Consolidated Statement of Cash Flows for the three months ended March 31, 2021 are summarized in the following table:

	For the three months ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
	In millions
Operating activities
Net income	$25.8	$(2.8)	$23.0
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	17.9	—	17.9
Amortization of debt issuance costs	0.3	—	0.3
Share-based compensation	12.7	2.4	15.1
Loss on disposal and right-of-use asset write-downs	0.6	—	0.6
Provision for credit losses	0.1	—	0.1
Deferred income taxes	4.9	(0.2)	4.7
Non-cash lease expense	2.9	—	2.9
Change in value of contingent consideration	0.5	—	0.5
Other	—	0.8	0.8
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(7.3)	—	(7.3)
Prepaid expenses and other assets	(19.4)	(0.2)	(19.6)
Accounts payable	5.2	—	5.2
Accrued compensation and benefits	9.4	—	9.4
Lease liabilities	(4.1)	—	(4.1)
Other liabilities	(4.2)	(0.4)	(4.6)
Customer liabilities and customer liabilities - related party	0.7	0.4	1.1
Net cash provided by operating activities	46.0	—	46.0
Investing activities
Purchases of property, equipment, and software	(9.6)	—	(9.6)
Net cash used in investing activities	(9.6)	—	(9.6)
Financing activities
Repayment of senior secured debt	(6.5)	—	(6.5)
Inducement of preferred stock conversion	(105.0)	—	(105.0)
Exercise of vested stock options	4.4	—	4.4
Net cash used in financing activities	(107.1)	—	(107.1)
Effect of exchange rate changes in cash	(0.1)	—	(0.1)
Net decrease in cash, cash equivalents, and restricted cash	(70.8)	—	(70.8)
Cash, cash equivalents, and restricted cash at beginning of period	174.8	—	174.8
Cash and cash equivalents, end of year	$104.0	$—	$104.0
Supplemental disclosures of cash flow information
Property, equipment and software purchases not paid	$10.3	$—	$10.3

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
As of and for the three and six months ended June 30, 2021
The effects of the restatement on the Consolidated Balance Sheet as of June 30, 2021 are summarized in the following table:

	As of June 30, 2021
	As Previously Reported	Adjustment	As Restated
	In millions
Assets
Current assets:
Cash and cash equivalents	$164.9	$—	$164.9
Accounts receivable, net of $2.2 million allowance	96.8	—	96.8
Accounts receivable - related party, net of $0.1 million allowance	31.9	—	31.9
Prepaid expenses and other current assets	59.7	0.1	59.8
Total current assets	353.3	0.1	353.4
Property, equipment and software, net	89.8	—	89.8
Operating lease right-of-use assets	56.5	—	56.5
Intangible assets, net	162.2	—	162.2
Goodwill	375.5	(1.8)	373.7
Non-current deferred tax assets	62.6	(0.1)	62.5
Non-current portion of restricted cash equivalents	0.5	—	0.5
Other assets	77.4	(0.5)	76.9
Total assets	$1,177.8	$(2.3)	$1,175.5
Liabilities
Current liabilities:
Accounts payable	$21.0	$—	$21.0
Current portion of customer liabilities	30.8	(0.3)	30.5
Current portion of customer liabilities - related party	6.7	—	6.7
Accrued compensation and benefits	76.6	—	76.6
Current portion of operating lease liabilities	10.7	—	10.7
Current portion of long-term debt	38.7	—	38.7
Accrued expenses and other current liabilities	53.3	—	53.3
Total current liabilities	237.8	(0.3)	237.5
Non-current portion of customer liabilities - related party	16.4	—	16.4
Non-current portion of operating lease liabilities	65.3	—	65.3
Long-term debt	500.7	—	500.7
Other non-current liabilities	35.5	—	35.5
Total liabilities	855.7	(0.3)	855.4

Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 295,658,397 shares issued and 278,819,843 shares outstanding at June 30, 2021	3.0	—	3.0
Additional paid-in capital	587.2	2.4	589.6
Accumulated deficit	(117.3)	(4.4)	(121.7)
Accumulated other comprehensive loss	(7.1)	—	(7.1)
Treasury stock, at cost, 16,838,554 shares as of June 30, 2021	(143.7)	—	(143.7)
Total stockholders’ equity	322.1	(2.0)	320.1
Total liabilities and stockholders’ equity	$1,177.8	$(2.3)	$1,175.5

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The effects of the restatement on the Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2021 are summarized in the following table:

	For the three months ended June 30, 2021			For the six months ended June 30, 2021
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	In millions, except per share data
Net services revenue ($218.4 million and $433.9 million for the three and six months ended June 30, 2021, respectively, from related party)	$353.4	$—	$353.4	$696.0	$—	$696.0
Operating expenses:
Cost of services	287.0	(0.5)	286.5	554.2	(0.7)	553.5
Selling, general and administrative	29.0	—	29.0	54.6	2.3	56.9
Other	9.8	(0.9)	8.9	22.8	—	22.8
Total operating expenses	325.8	(1.4)	324.4	631.6	1.6	633.2
Income from operations	27.6	1.4	29.0	64.4	(1.6)	62.8
Net interest expense	3.4	—	3.4	7.3	—	7.3
Income before income tax provision	24.2	1.4	25.6	57.1	(1.6)	55.5
Income tax provision	5.8	0.5	6.3	12.9	0.3	13.2
Net income	$18.4	$0.9	$19.3	$44.2	$(1.9)	$42.3
Net income (loss) per common share:
Basic	$0.07	$—	$0.07	$(2.16)	$(0.01)	$(2.17)
Diluted	$0.06	$—	$0.06	$(2.16)	$(0.01)	$(2.17)
Weighted average shares used in calculating net income (loss) per common share:
Basic	268,251,790	—	268,251,790	253,850,972	—	253,850,972
Diluted	320,832,913	—	320,832,913	253,850,972	—	253,850,972
Consolidated statements of comprehensive income
Net income	$18.4	$0.9	$19.3	$44.2	$(1.9)	$42.3
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	(0.1)	—	(0.1)	0.4	—	0.4
Foreign currency translation adjustments	(0.6)	—	(0.6)	(1.0)	—	(1.0)
Total other comprehensive loss, net of tax	$(0.7)	$—	$(0.7)	$(0.6)	$—	$(0.6)
Comprehensive income	$17.7	$0.9	$18.6	$43.6	$(1.9)	$41.7

Basic:
Net income	$18.4	$0.9	$19.3	$44.2	$(1.9)	$42.3
Less dividends on preferred shares	—	—	—	(592.3)	—	(592.3)
Less income allocated to preferred shareholders	—	—	—	—	—	—
Net income (loss) available/allocated to common shareholders - basic	$18.4	$0.9	$19.3	$(548.1)	$(1.9)	$(550.0)
Diluted:
Net income	$18.4	$0.9	$19.3	$44.2	$(1.9)	$42.3
Less dividends on preferred shares	—	—	—	(592.3)	—	(592.3)
Less income allocated to preferred shareholders	—	—	—	—	—	—
Net income (loss) available/allocated to common shareholders - diluted	$18.4	$0.9	$19.3	$(548.1)	$(1.9)	$(550.0)

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The effects of the restatement on the Consolidated Statement of Cash Flows for the six months ended June 30, 2021 are summarized in the following table:

	For the six months ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
	In millions
Operating activities
Net income	$44.2	$(1.9)	$42.3
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	35.5	—	35.5
Amortization of debt issuance costs	0.5	—	0.5
Share-based compensation	36.5	2.4	38.9
Loss on disposal and right-of-use asset write-downs	0.6	—	0.6
Provision for credit losses	0.2	—	0.2
Deferred income taxes	10.5	0.3	10.8
Non-cash lease expense	5.2	—	5.2
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(8.8)	—	(8.8)
Prepaid expenses and other assets	(15.2)	(0.6)	(15.8)
Accounts payable	2.2	—	2.2
Accrued compensation and benefits	25.0	—	25.0
Lease liabilities	(7.4)	—	(7.4)
Other liabilities	(6.9)	(0.4)	(7.3)
Customer liabilities and customer liabilities - related party	6.4	0.2	6.6
Net cash provided by operating activities	128.5	—	128.5
Investing activities
Purchases of property, equipment, and software	(18.4)	—	(18.4)
Proceeds from disposal of assets	2.6	—	2.6
Net cash used in investing activities	(15.8)	—	(15.8)
Financing activities
Repayment of senior secured debt	(12.9)	—	(12.9)
Payment of contingent consideration liability	(4.8)	—	(4.8)
Inducement of preferred stock conversion	(105.0)	—	(105.0)
Exercise of vested stock options	5.7	—	5.7
Shares withheld for taxes	(4.5)	—	(4.5)
Net cash used in financing activities	(121.5)	—	(121.5)
Effect of exchange rate changes in cash	(0.6)	—	(0.6)
Net decrease in cash, cash equivalents, and restricted cash	(9.4)	—	(9.4)
Cash, cash equivalents, and restricted cash at beginning of period	174.8	—	174.8
Cash and cash equivalents, end of year	$165.4	$—	$165.4
Supplemental disclosures of cash flow information
Property, equipment and software purchases not paid	$17.1	$—	$17.1

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
As of and for the three and nine months ended September 30, 2021
The effects of the restatement on the Consolidated Balance Sheet as of September 30, 2021 are summarized in the following table:

	As of September 30, 2021
	As Previously Reported	Adjustment	As Restated
	In millions
Assets
Current assets:
Cash and cash equivalents	$158.7	$—	$158.7
Accounts receivable, net of $2.3 million allowance	113.8	—	113.8
Accounts receivable - related party, net of $0.1 million allowance	29.2	—	29.2
Prepaid expenses and other current assets	62.9	(0.2)	62.7
Total current assets	364.6	(0.2)	364.4
Property, equipment and software, net	99.3	—	99.3
Operating lease right-of-use assets	57.4	—	57.4
Intangible assets, net	272.4	—	272.4
Goodwill	551.9	(10.1)	541.8
Non-current deferred tax assets	55.8	0.1	55.9
Non-current portion of restricted cash equivalents	0.5	—	0.5
Other assets	81.5	(1.2)	80.3
Total assets	$1,483.4	$(11.4)	$1,472.0
Liabilities
Current liabilities:
Accounts payable	$22.5	$—	$22.5
Current portion of customer liabilities	51.7	(0.7)	51.0
Current portion of customer liabilities - related party	7.6	—	7.6
Accrued compensation and benefits	86.6	—	86.6
Current portion of operating lease liabilities	11.8	—	11.8
Current portion of long-term debt	17.5	—	17.5
Accrued expenses and other current liabilities	59.7	0.1	59.8
Total current liabilities	257.4	(0.6)	256.8
Non-current portion of customer liabilities - related party	4.4	—	4.4
Non-current portion of operating lease liabilities	15.9	—	15.9
Long-term debt	64.0	—	64.0
Non-current deferred tax liabilities	779.1	—	779.1
Other non-current liabilities	28.5	—	28.5
Total liabilities	1,149.3	(0.6)	1,148.7

Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 295,885,508 shares issued and 277,492,322 shares outstanding at September 30, 2021	3.0	—	3.0
Additional paid-in capital	613.7	2.4	616.1
Accumulated deficit	(100.3)	(13.2)	(113.5)
Accumulated other comprehensive loss	(6.6)	—	(6.6)
Treasury stock, at cost, 18,393,186 shares as of September 30, 2021	(175.7)	—	(175.7)
Total stockholders’ equity	334.1	(10.8)	323.3
Total liabilities and stockholders’ equity	$1,483.4	$(11.4)	$1,472.0

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The effects of the restatement on the Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2021 are summarized in the following table:

	For the three months ended September 30, 2021			For the nine months ended September 30, 2021
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	In millions, except per share data
Net services revenue ($227.5 million and $661.4 million for the three and nine months ended September 30, 2021, respectively, from related party)	$379.7	$—	$379.7	$1,075.7	$—	$1,075.7
Operating expenses:
Cost of services	304.0	(0.4)	303.6	858.2	(1.1)	857.1
Selling, general and administrative	33.2	(0.2)	33.0	87.8	2.1	89.9
Other	11.4	9.7	21.1	34.2	9.7	43.9
Total operating expenses	348.6	9.1	357.7	980.2	10.7	990.9
Income from operations	31.1	(9.1)	22.0	95.5	(10.7)	84.8
Net interest expense	6.5	—	6.5	13.8	—	13.8
Income before income tax provision	24.6	(9.1)	15.5	81.7	(10.7)	71.0
Income tax provision	7.6	(0.3)	7.3	20.5	—	20.5
Net income	$17.0	$(8.8)	$8.2	$61.2	$(10.7)	$50.5
Net income (loss) per common share:
Basic	$0.06	$(0.03)	$0.03	$(2.03)	$(0.04)	$(2.07)
Diluted	$0.05	$(0.02)	$0.03	$(2.03)	$(0.04)	$(2.07)
Weighted average shares used in calculating net income (loss) per common share:
Basic	278,655,269	—	278,655,269	262,209,929	—	262,209,929
Diluted	320,617,086	—	320,617,086	262,209,929	—	262,209,929
Consolidated statements of comprehensive income
Net income	$17.0	$(8.8)	$8.2	$61.2	$(10.7)	$50.5
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	0.5	—	0.5	0.9	—	0.9
Foreign currency translation adjustments	—	—	—	(1.0)	—	(1.0)
Total other comprehensive income (loss), net of tax	$0.5	$—	$0.5	$(0.1)	$—	$(0.1)
Comprehensive income	$17.5	$(8.8)	$8.7	$61.1	$(10.7)	$50.4

Basic:
Net income	$17.0	$(8.8)	$8.2	$61.2	$(10.7)	$50.5
Less dividends on preferred shares	—	—	—	(592.3)	—	(592.3)
Less income allocated to preferred shareholders	—	—	—	—	—	—
Net income (loss) available/allocated to common shareholders - basic	$17.0	$(8.8)	$8.2	$(531.1)	$(10.7)	$(541.8)
Diluted:
Net income	$17.0	$(8.8)	$8.2	$61.2	$(10.7)	$50.5
Less dividends on preferred shares	—	—	—	(592.3)	—	(592.3)
Less income allocated to preferred shareholders	—	—	—	—	—	—
Net income (loss) available/allocated to common shareholders - diluted	$17.0	$(8.8)	$8.2	$(531.1)	$(10.7)	$(541.8)

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The effects of the restatement on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 are summarized in the following table:

	For the nine months ended September 30, 2021
	As Previously Reported	Adjustment	As Restated
	In millions
Operating activities
Net income	$61.2	$(10.7)	$50.5
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	56.8	—	56.8
Amortization of debt issuance costs	0.8	—	0.8
Share-based compensation	62.0	2.3	64.3
Gain on disposal and right-of-use asset write-downs	(0.3)	—	(0.3)
Provision for credit losses	0.6	—	0.6
Deferred income taxes	18.0	—	18.0
Non-cash lease expense	7.4	—	7.4
Other	0.8	—	0.8
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(18.8)	—	(18.8)
Prepaid expenses and other assets	(19.8)	0.5	(19.3)
Accounts payable	4.5	—	4.5
Accrued compensation and benefits	34.3	—	34.3
Lease liabilities	(9.9)	—	(9.9)
Other liabilities	(8.9)	(0.2)	(9.1)
Customer liabilities and customer liabilities - related party	30.1	(0.2)	29.9
Net cash provided by operating activities	218.8	(8.3)	210.5
Investing activities
Purchases of property, equipment, and software	(33.4)	—	(33.4)
Acquisition of VisitPay, net of cash acquired	(294.7)	8.3	(286.4)
Proceeds from disposal of assets	2.6	—	2.6
Net cash used in investing activities	(325.5)	8.3	(317.2)
Financing activities
Issuance of senior secured debt, net of discount	698.6	—	698.6
Borrowings on revolver	120.0	—	120.0
Payment of debt issuance costs	(1.9)	—	(1.9)
Repayment of senior secured debt	(484.6)	—	(484.6)
Repayments on revolver	(90.0)	—	(90.0)
Payment of contingent consideration liability	(4.8)	—	(4.8)
Deferred payment related to acquisition of RevWorks	(12.5)	—	(12.5)
Inducement of preferred stock conversion	(105.0)	—	(105.0)
Exercise of vested stock options	6.3	—	6.3
Purchase of treasury stock	(29.5)	—	(29.5)
Shares withheld for taxes	(4.8)	—	(4.8)
Other	(0.1)	—	(0.1)
Net cash provided by financing activities	91.7	—	91.7
Effect of exchange rate changes in cash	(0.6)	—	(0.6)
Net decrease in cash, cash equivalents, and restricted cash	(15.6)	—	(15.6)
Cash, cash equivalents, and restricted cash at beginning of period	174.8	—	174.8
Cash and cash equivalents, end of year	$159.2	$—	$159.2
Supplemental disclosures of cash flow information
Property, equipment and software purchases not paid	$25.7	$—	$25.7

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
As of and for the three months ended March 31, 2022
The effects of the restatement on the Consolidated Balance Sheet as of March 31, 2022 are summarized in the following table:

	As of March 31, 2022
	As Previously Reported	Adjustment	As Restated
	In millions
Assets
Current assets:
Cash and cash equivalents	$123.9	$—	$123.9
Accounts receivable, net of $2.3 million allowance	115.3	—	115.3
Accounts receivable - related party, net of $0.1 million allowance	20.0	—	20.0
Prepaid expenses and other current assets	81.2	(1.0)	80.2
Total current assets	340.4	(1.0)	339.4
Property, equipment and software, net	95.0	1.0	96.0
Operating lease right-of-use assets	49.8	—	49.8
Non-current portion of deferred contract costs	24.5	0.6	25.1
Intangible assets, net	258.3	—	258.3
Goodwill	554.7	(10.2)	544.5
Non-current deferred tax assets	44.2	(0.2)	44.0
Other assets	69.4	(0.7)	68.7
Total assets	$1,436.3	$(10.5)	$1,425.8
Liabilities
Current liabilities:
Accounts payable	$21.0	$—	$21.0
Current portion of customer liabilities	32.7	(1.3)	31.4
Current portion of customer liabilities - related party	6.9	—	6.9
Accrued compensation and benefits	66.7	—	66.7
Current portion of operating lease liabilities	13.4	—	13.4
Current portion of long-term debt	17.5	—	17.5
Other accrued expenses	63.3	0.5	63.8
Total current liabilities	221.5	(0.8)	220.7
Non-current portion of customer liabilities	3.5	—	3.5
Non-current portion of customer liabilities - related party	15.3	—	15.3
Non-current portion of operating lease liabilities	57.4	—	57.4
Long-term debt	750.7	—	750.7
Other non-current liabilities	21.4	—	21.4
Total liabilities	1,069.8	(0.8)	1,069.0

Stockholders’ equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 300,156,321 shares issued and 279,325,867 shares outstanding at March 31, 2022	3.0	—	3.0
Additional paid-in capital	639.1	2.4	641.5
Accumulated deficit	(34.9)	(12.1)	(47.0)
Accumulated other comprehensive loss	(6.6)	—	(6.6)
Treasury stock, at cost, 20,830,454 shares as of March 31, 2022	(234.1)	—	(234.1)
Total stockholders’ equity	366.5	(9.7)	356.8
Total liabilities and stockholders’ equity	$1,436.3	$(10.5)	$1,425.8

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The effects of the restatement on the Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2022 are summarized in the following table:

	For the three months ended March 31, 2022
	As Previously Reported	Adjustment	As Restated
	In millions, except per share data
Net services revenue ($216.7 million for the three months ended March 31, 2022 from related party)	$385.7	$—	$385.7
Operating expenses:
Cost of services	296.5	(2.0)	294.5
Selling, general and administrative	28.9	0.7	29.6
Other expenses	17.1	0.8	17.9
Total operating expenses	342.5	(0.5)	342.0
Income from operations	43.2	0.5	43.7
Net interest expense	4.7	—	4.7
Income before income tax provision	38.5	0.5	39.0
Income tax provision	9.1	0.2	9.3
Net income	$29.4	$0.3	$29.7
Net income per common share:
Basic	$0.11	$—	$0.11
Diluted	$0.09	$—	$0.09
Weighted average shares used in calculating net income per common share:
Basic	278,747,261	—	278,747,261
Diluted	321,043,371	—	321,043,371
Consolidated statements of comprehensive income
Net income	$29.4	$0.3	$29.7
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	0.1	—	0.1
Foreign currency translation adjustments	(1.4)	—	(1.4)
Total other comprehensive loss, net of tax	$(1.3)	$—	$(1.3)
Comprehensive income	$28.1	$0.3	$28.4

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The effects of the restatement on the Consolidated Statement of Cash Flows for the three months ended March 31, 2022 are summarized in the following table:

	For the three months ended March 31, 2022
	As Previously Reported	Adjustment	As Restated
	In millions
Operating activities
Net income	$29.4	$0.3	$29.7
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	18.9	—	18.9
Amortization of debt issuance costs	0.3	—	0.3
Share-based compensation	10.1	—	10.1
Loss on disposal and right-of-use asset write-downs	2.0	—	2.0
Deferred income taxes	7.3	0.2	7.5
Non-cash lease expense	3.2	—	3.2
Other	1.5	—	1.5
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	22.1	—	22.1
Prepaid expenses and other assets	(20.5)	0.1	(20.4)
Accounts payable	3.2	—	3.2
Accrued compensation and benefits	(27.5)	0.5	(27.0)
Lease liabilities	(2.1)	—	(2.1)
Other liabilities	1.7	0.3	2.0
Customer liabilities and customer liabilities - related party	(18.7)	(0.4)	(19.1)
Net cash provided by operating activities	30.9	1.0	31.9
Investing activities
Purchases of property, equipment, and software	(10.0)	(1.0)	(11.0)
Net cash used in investing activities	(10.0)	(1.0)	(11.0)
Financing activities
Repayment of senior secured debt	(4.4)	—	(4.4)
Exercise of vested stock options	0.4	—	0.4
Purchase of treasury stock	(0.6)	—	(0.6)
Shares withheld for taxes	(21.5)	—	(21.5)
Other	(0.1)	—	(0.1)
Net cash used in financing activities	(26.2)	—	(26.2)
Effect of exchange rate changes in cash	(0.9)	—	(0.9)
Net decrease in cash, cash equivalents, and restricted cash	(6.2)	—	(6.2)
Cash, cash equivalents, and restricted cash at beginning of period	130.1	—	130.1
Cash and cash equivalents, end of year	$123.9	$—	$123.9
Supplemental disclosures of cash flow information
Property, equipment and software purchases not paid	$23.3	$—	$23.3

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
As of and for the three and six months ended June 30, 2022
The effects of the restatement on the Consolidated Balance Sheet as of June 30, 2022 are summarized in the following table:

	As of June 30, 2022
	As Previously Reported	Adjustment	As Restated
	In millions
Assets
Current assets:
Cash and cash equivalents	$163.5	$—	$163.5
Accounts receivable, net of $4.3 million allowance	224.3	—	224.3
Accounts receivable - related party, net of $0.1 million allowance	31.3	—	31.3
Current portion of contract assets	65.6	—	65.6
Prepaid expenses and other current assets	86.0	—	86.0
Total current assets	570.7	—	570.7
Property, equipment and software, net	120.0	—	120.0
Operating lease right-of-use assets	103.8	—	103.8
Non-current portion of contract assets	24.0	—	24.0
Non-current portion of deferred contract costs	24.8	1.4	26.2
Intangible assets, net	1,616.7	—	1,616.7
Goodwill	2,550.8	(17.9)	2,532.9
Non-current deferred tax assets	9.6	1.7	11.3
Other assets	69.8	(0.1)	69.7
Total assets	$5,090.2	$(14.9)	$5,075.3
Liabilities
Current liabilities:
Accounts payable	$56.4	$—	$56.4
Current portion of customer liabilities	39.4	(0.1)	39.3
Current portion of customer liabilities - related party	6.5	—	6.5
Accrued compensation and benefits	108.8	0.5	109.3
Current portion of operating lease liabilities	22.2	—	22.2
Current portion of long-term debt	41.5	—	41.5
Other accrued expenses	87.9	1.9	89.8
Total current liabilities	362.7	2.3	365.0
Non-current portion of customer liabilities	5.6	—	5.6
Non-current portion of customer liabilities - related party	14.7	—	14.7
Non-current portion of operating lease liabilities	103.8	—	103.8
Long-term debt	1,749.2	—	1,749.2
Non-current deferred tax liabilities	86.7	(0.2)	86.5
Other non-current liabilities	16.9	—	16.9
Total liabilities	2,339.6	2.1	2,341.7

Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized, 436,986,859 shares issued and 416,000,966 shares outstanding at June 30, 2022	4.4	—	4.4
Additional paid-in capital	3,050.2	2.4	3,052.6
Accumulated deficit	(55.3)	(19.4)	(74.7)
Accumulated other comprehensive loss	(11.0)	—	(11.0)
Treasury stock, at cost, 20,985,893 shares as of June 30, 2022	(237.7)	—	(237.7)
Total stockholders’ equity	2,750.6	(17.0)	2,733.6
Total liabilities and stockholders’ equity	$5,090.2	$(14.9)	$5,075.3

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The effects of the restatement on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2022 are summarized in the following table:

	For the three months ended June 30, 2022			For the six months ended June 30, 2022
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	In millions, except per share data
Net services revenue ($223.0 million and $439.7 million for the three and six months ended June 30, 2022, respectively, from related party)	$391.9	$—	$391.9	$777.6	$—	$777.6
Operating expenses:
Cost of services	310.1	2.9	313.0	606.6	0.9	607.5
Selling, general and administrative	30.9	(0.6)	30.3	59.8	0.1	59.9
Other	88.9	7.2	96.1	106.0	8.0	114.0
Total operating expenses	429.9	9.5	439.4	772.4	9.0	781.4
Income (loss) from operations	(38.0)	(9.5)	(47.5)	5.2	(9.0)	(3.8)
Net interest expense	6.9	—	6.9	11.6	—	11.6
Loss before income tax benefit	(44.9)	(9.5)	(54.4)	(6.4)	(9.0)	(15.4)
Income tax benefit	(24.5)	(2.2)	(26.7)	(15.4)	(2.0)	(17.4)
Net income (loss)	$(20.4)	$(7.3)	$(27.7)	$9.0	$(7.0)	$2.0
Net income (loss) per common share:
Basic	$(0.07)	$(0.02)	$(0.09)	$0.03	$(0.02)	$0.01
Diluted	$(0.07)	$(0.02)	$(0.09)	$0.03	$(0.02)	$0.01
Weighted average shares used in calculating net income (loss) per common share:
Basic	294,658,635	—	294,658,635	286,746,902	—	286,746,902
Diluted	294,658,635	—	294,658,635	328,169,238	—	328,169,238
Consolidated statements of comprehensive income (loss)
Net income (loss)	$(20.4)	$(7.3)	$(27.7)	$9.0	$(7.0)	$2.0
Other comprehensive loss:
Net change on derivatives designated as cash flow hedges, net of tax	(1.2)	—	(1.2)	(1.1)	—	(1.1)
Foreign currency translation adjustments	(3.2)	—	(3.2)	(4.6)	—	(4.6)
Total other comprehensive loss, net of tax	$(4.4)	$—	$(4.4)	$(5.7)	$—	$(5.7)
Comprehensive income (loss)	$(24.8)	$(7.3)	$(32.1)	$3.3	$(7.0)	$(3.7)

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The effects of the restatement on the Consolidated Statement of Cash Flows for the six months ended June 30, 2022 are summarized in the following table:

	For the six months ended June 30, 2022
	As Previously Reported	Adjustment	As Restated
	In millions
Operating activities
Net income	$9.0	$(7.0)	$2.0
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	43.6	—	43.6
Amortization of debt issuance costs	0.7	—	0.7
Share-based compensation	21.7	0.1	21.8
Loss on disposal and right-of-use asset write-downs	2.7	—	2.7
Provision for credit losses	0.3	—	0.3
Deferred income taxes	(17.5)	(2.0)	(19.5)
Non-cash lease expense	6.0	—	6.0
Other	1.5	—	1.5
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(34.0)	—	(34.0)
Contract assets	(1.6)	—	(1.6)
Prepaid expenses and other assets	(20.0)	(2.4)	(22.4)
Accounts payable	5.0	—	5.0
Accrued compensation and benefits	(76.1)	8.8	(67.3)
Lease liabilities	(5.1)	—	(5.1)
Other liabilities	13.5	1.6	15.1
Customer liabilities and customer liabilities - related party	(15.2)	0.9	(14.3)
Net cash used in operating activities	(65.5)	—	(65.5)
Investing activities
Purchases of property, equipment, and software	(42.7)	—	(42.7)
Acquisition of Cloudmed, net of cash acquired	(847.7)	—	(847.7)
Proceeds from disposal of assets	0.4	—	0.4
Net cash used in investing activities	(890.0)	—	(890.0)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	1,016.6	—	1,016.6
Borrowings on revolver	30.0	—	30.0
Payment of debt issuance costs	(1.0)	—	(1.0)
Repayment of senior secured debt	(8.8)	—	(8.8)
Repayments on revolver	(20.0)	—	(20.0)
Payment of equity issuance costs	(2.0)	—	(2.0)
Exercise of vested stock options	2.5	—	2.5
Purchase of treasury stock	(0.6)	—	(0.6)
Shares withheld for taxes	(25.1)	—	(25.1)
Other	(0.1)	—	(0.1)
Net cash provided by financing activities	991.5	—	991.5
Effect of exchange rate changes in cash	(2.6)	—	(2.6)
Net increase in cash, cash equivalents, and restricted cash	33.4	—	33.4
Cash, cash equivalents, and restricted cash at beginning of period	130.1	—	130.1
Cash and cash equivalents, end of year	$163.5	$—	$163.5
Supplemental disclosures of cash flow information
Property, equipment and software purchases not paid	$24.6	$—	$24.6

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
As of and for the three and nine months ended September 30, 2022
The effects of the restatement on the Consolidated Balance Sheet as of September 30, 2022 are summarized in the following table:

	As of September 30, 2022
	As Previously Reported	Adjustment	As Restated
	In millions
Assets
Current assets:
Cash and cash equivalents	$131.1	$—	$131.1
Accounts receivable, net of $14.5 million allowance	209.0	(0.5)	208.5
Accounts receivable - related party, net of $0.1 million allowance	29.7	—	29.7
Current portion of contract assets	74.4	—	74.4
Prepaid expenses and other current assets	96.9	—	96.9
Total current assets	541.1	(0.5)	540.6
Property, equipment and software, net	163.0	—	163.0
Operating lease right-of-use assets	98.9	—	98.9
Non-current portion of contract assets	30.8	—	30.8
Non-current portion of deferred contract costs	27.5	—	27.5
Intangible assets, net	1,567.5	—	1,567.5
Goodwill	2,549.3	(17.9)	2,531.4
Non-current deferred tax assets	9.4	(0.1)	9.3
Other assets	93.6	(0.1)	93.5
Total assets	$5,081.1	$(18.6)	$5,062.5
Liabilities
Current liabilities:
Accounts payable	$25.0	$—	$25.0
Current portion of customer liabilities	67.8	—	67.8
Current portion of customer liabilities - related party	5.6	—	5.6
Accrued compensation and benefits	105.7	—	105.7
Current portion of operating lease liabilities	20.8	—	20.8
Current portion of long-term debt	49.5	—	49.5
Other accrued expenses	71.6	—	71.6
Total current liabilities	346.0	—	346.0
Non-current portion of customer liabilities	5.3	(0.1)	5.2
Non-current portion of customer liabilities - related party	14.1	—	14.1
Non-current portion of operating lease liabilities	99.2	—	99.2
Long-term debt	1,728.1	—	1,728.1
Non-current deferred tax liabilities	98.2	0.1	98.3
Other non-current liabilities	22.4	—	22.4
Total liabilities	2,313.3	—	2,313.3

Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized, 439,386,709 shares issued and 417,722,143 shares outstanding at September 30, 2022	4.4	—	4.4
Additional paid-in capital	3,104.4	—	3,104.4
Accumulated deficit	(84.8)	(18.6)	(103.4)
Accumulated other comprehensive loss	(4.0)	—	(4.0)
Treasury stock, at cost, 21,664,566 shares as of September 30, 2022	(252.2)	—	(252.2)
Total stockholders’ equity	2,767.8	(18.6)	2,749.2
Total liabilities and stockholders’ equity	$5,081.1	$(18.6)	$5,062.5

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The effects of the restatement on the Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 are summarized in the following table:

	For the three months ended September 30, 2022			For the nine months ended September 30, 2022
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	In millions, except per share data
Net services revenue ($218.1 million and $657.8 million for the three and nine months ended September 30, 2022, respectively, from related party)	$496.0	$(0.5)	$495.5	$1,273.6	$(0.5)	$1,273.1
Operating expenses:
Cost of services	403.1	0.8	403.9	1,009.7	1.7	1,011.4
Selling, general and administrative	60.8	(2.5)	58.3	120.6	(2.4)	118.2
Other	30.1	(1.6)	28.5	136.1	6.4	142.5
Total operating expenses	494.0	(3.3)	490.7	1,266.4	5.7	1,272.1
Income from operations	2.0	2.8	4.8	7.2	(6.2)	1.0
Net interest expense	23.7	—	23.7	35.3	—	35.3
Loss before income tax provision (benefit)	(21.7)	2.8	(18.9)	(28.1)	(6.2)	(34.3)
Income tax provision (benefit)	7.8	2.0	9.8	(7.6)	—	(7.6)
Net loss	$(29.5)	$0.8	$(28.7)	$(20.5)	$(6.2)	$(26.7)
Net loss per common share:
Basic	$(0.07)	$—	$(0.07)	$(0.06)	$(0.02)	$(0.08)
Diluted	$(0.07)	$—	$(0.07)	$(0.06)	$(0.02)	$(0.08)
Weighted average shares used in calculating net loss per common share:
Basic	417,700,782	—	417,700,782	330,877,880	—	330,877,880
Diluted	417,700,782	—	417,700,782	330,877,880	—	330,877,880
Consolidated statements of comprehensive loss
Net loss	$(29.5)	$0.8	$(28.7)	$(20.5)	$(6.2)	$(26.7)
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	9.2	—	9.2	8.1	—	8.1
Foreign currency translation adjustments	(2.2)	—	(2.2)	(6.8)	—	(6.8)
Total other comprehensive income, net of tax	$7.0	—	$7.0	$1.3	$—	$1.3
Comprehensive loss	$(22.5)	0.8	$(21.7)	$(19.2)	$(6.2)	$(25.4)

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The effects of the restatement on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 are summarized in the following table:

	For the nine months ended September 30, 2022
	As Previously Reported	Adjustment	As Restated
	In millions
Operating activities
Net loss	$(20.5)	$(6.2)	$(26.7)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	107.8	—	107.8
Amortization of debt issuance costs	2.2	—	2.2
Share-based compensation	46.5	(2.6)	43.9
CoyCo 2 share-based compensation	3.0	—	3.0
Loss on disposal and right-of-use asset write-downs	3.9	—	3.9
Provision for credit losses	10.7	—	10.7
Deferred income taxes	(9.1)	—	(9.1)
Non-cash lease expense	10.5	—	10.5
Other	1.5	—	1.5
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(29.7)	0.5	(29.2)
Contract assets	(12.8)	—	(12.8)
Prepaid expenses and other assets	(38.3)	(0.9)	(39.2)
Accounts payable	(23.9)	—	(23.9)
Accrued compensation and benefits	(79.6)	8.3	(71.3)
Lease liabilities	(11.4)	—	(11.4)
Other liabilities	(3.2)	(0.1)	(3.3)
Customer liabilities and customer liabilities - related party	2.9	1.0	3.9
Net cash used in operating activities	(39.5)	—	(39.5)
Investing activities
Purchases of property, equipment, and software	(74.6)	—	(74.6)
Acquisition of Cloudmed, net of cash acquired	(847.7)	—	(847.7)
Proceeds from disposal of assets	0.4	—	0.4
Net cash used in investing activities	(921.9)	—	(921.9)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	1,016.6	—	1,016.6
Borrowings on revolver	30.0	—	30.0
Payment of debt issuance costs	(1.0)	—	(1.0)
Repayment of senior secured debt	(13.1)	—	(13.1)
Repayments on revolver	(30.0)	—	(30.0)
Payment of equity issuance costs	(2.0)	—	(2.0)
Exercise of vested stock options	4.6	—	4.6
Purchase of treasury stock	(12.5)	—	(12.5)
Shares withheld for taxes	(26.9)	—	(26.9)
Other	(0.2)	—	(0.2)
Net cash provided by financing activities	965.5	—	965.5
Effect of exchange rate changes in cash	(3.1)	—	(3.1)
Net increase in cash, cash equivalents, and restricted cash	1.0	—	1.0
Cash, cash equivalents, and restricted cash at beginning of period	130.1	—	130.1
Cash and cash equivalents, end of year	$131.1	$—	$131.1
Supplemental disclosures of cash flow information
Property, equipment and software purchases not paid	$27.4	$—	$27.4
The effects of the restatement on the Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2021 are summarized in the following table:

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
As Previously Reported
Balance at December 31, 2020	137,812,559	$1.4	(16,668,521)	$(139.2)	$393.7	$(161.5)	$(6.5)	$87.9
Share-based compensation expense	—	—	—	—	12.8	—	—	12.8

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Issuance of common stock related to share-based compensation plans	6,497	—	—	—	—	—	—	—
Issuance of common stock	324,212	—	—	—	7.0	—	—	7.0
Exercise of vested stock options	539,795	—	—	—	3.5	—	—	3.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(2,201)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.2 million	—	—	—	—	—	—	0.5	0.5
Foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)
Conversion of preferred shares	117,706,400	1.2	—	—	250.3	—	—	251.5
Inducement dividend	—	—	—	—	(592.3)	—	—	(592.3)
Issuance of common stock related to inducement	21,582,800	0.2	—	—	487.1	—	—	487.3
Net income	—	—	—	—	—	25.8	—	25.8
Balance at March 31, 2021	277,972,263	$2.8	(16,670,722)	$(139.2)	$562.1	$(135.7)	$(6.4)	$283.6
Share-based compensation expense	—	—	—	—	24.0	—	—	24.0
Issuance of common stock related to share-based compensation plans	539,884	—	—	—	—	—	—	—
Exercise of vested stock options	396,250	—	—	—	1.3	—	—	1.3
Acquisition of treasury stock related to share-based compensation plans	—	—	(167,832)	(4.5)	—	—	—	(4.5)
Net change on derivatives designated as cash flow hedges, net of tax of $0.0 million	—	—	—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.6)	(0.6)
Exercise of warrants pursuant to cashless provisions	16,750,000	0.2	—	—	(0.2)	—	—	—
Net income	—	—	—	—	—	18.4	—	18.4
Balance at June 30, 2021	295,658,397	$3.0	(16,838,554)	$(143.7)	$587.2	$(117.3)	$(7.1)	$322.1
Share-based compensation expense	—	—	—	—	25.8	—	—	25.8
Issuance of common stock related to share-based compensation plans	54,524	—	—	—	—	—	—	—
Exercise of vested stock options	172,587	—	—	—	0.7	—	—	0.7
Acquisition of treasury stock related to share-based compensation plans	—	—	(16,555)	(0.3)	—	—	—	(0.3)
Repurchases of common stock	—	—	(1,538,077)	(31.7)	—	—	—	(31.7)
Net change on derivatives designated as cash flow hedges, net of tax of $0.1 million	—	—	—	—	—	—	0.5	0.5
Net income	—	—	—	—	—	17.0	—	17.0
Balance at September 30, 2021	295,885,508	3.0	(18,393,186)	(175.7)	613.7	(100.3)	(6.6)	334.1
Adjustments
Beginning balance as of January 1, 2020	—	$—	—	$—	$—	$(0.6)	$—	$(0.6)
Share-based compensation expense	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	(1.9)	—	(1.9)
Balance at December 31, 2020 (adjustment impacts)	—	$—	—	$—	$—	$(2.5)	$—	$(2.5)
Net income	—	—	—	—	—	(2.8)	—	(2.8)
Balance at March 31, 2021 (adjustment impacts)	—	$—	—	$—	$2.4	$(5.3)	$—	$(2.9)
Net income	—	—	—	—	—	0.9	—	0.9
Balance at June 30, 2021 (adjustment impacts)	—	$—	—	$—	$2.4	$(4.4)	$—	$(2.0)

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Share-based compensation expense	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	(8.8)	—	(8.8)
Balance at September 30, 2021 (adjustment impacts)	—	$—	—	$—	$2.4	$(13.2)	$—	$(10.8)
As Restated
Balance at December 31, 2020	137,812,559	$1.4	(16,668,521)	$(139.2)	$393.7	$(164.0)	$(6.5)	$85.4
Share-based compensation expense	—	—	—	—	15.2	—	—	15.2
Issuance of common stock related to share-based compensation plans	6,497	—	—	—	—	—	—	—
Issuance of common stock	324,212	—	—	—	7.0	—	—	7.0
Exercise of vested stock options	539,795	—	—	—	3.5	—	—	3.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(2,201)	—	—	—	—	—
Net change on derivatives designated as cash flow hedges, net of tax of $0.2 million	—	—	—	—	—	—	0.5	0.5
Foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)
Conversion of preferred shares	117,706,400	1.2	—	—	250.3	—	—	251.5
Inducement dividend	—	—	—	—	(592.3)	—	—	(592.3)
Issuance of common stock related to inducement	21,582,800	0.2	—	—	487.1	—	—	487.3
Net income	—	—	—	—	—	23.0	—	23.0
Balance at March 31, 2021	277,972,263	$2.8	(16,670,722)	$(139.2)	$564.5	$(141.0)	$(6.4)	$280.7
Share-based compensation expense	—	—	—	—	24.0	—	—	24.0
Issuance of common stock related to share-based compensation plans	539,884	—	—	—	—	—	—	—
Exercise of vested stock options	396,250	—	—	—	1.3	—	—	1.3
Acquisition of treasury stock related to equity award plans	—	—	(167,832)	(4.5)	—	—	—	(4.5)
Net change on derivatives designated as cash flow hedges, net of tax of $0.0 million	—	—	—	—	—	—	(0.1)	(0.1)
Foreign currency translation adjustment	—	—	—	—	—	—	(0.6)	(0.6)
Exercise of warrants pursuant to cashless provisions	16,750,000	0.2	—	—	(0.2)	—	—	—
Net income	—	—	—	—	—	19.3	—	19.3
Balance at June 30, 2021	295,658,397	$3.0	(16,838,554)	$(143.7)	$589.6	$(121.7)	$(7.1)	$320.1
Share-based compensation expense	—	—	—	—	25.8	—	—	25.8
Issuance of common stock related to share-based compensation plans	54,524	—	—	—	—	—	—	—
Exercise of vested stock options	172,587	—	—	—	0.7	—	—	0.7
Acquisition of treasury stock related to share-based compensation plans	—	—	(16,555)	(0.3)	—	—	—	(0.3)
Repurchases of common stock	—	—	(1,538,077)	(31.7)	—	—	—	(31.7)
Net change on derivatives designated as cash flow hedges, net of tax of $0.1 million	—	—	—	—	—	—	0.5	0.5
Net income	—	—	—	—	—	8.2	—	8.2
Balance at September 30, 2021	295,885,508	$3.0	(18,393,186)	$(175.7)	$616.1	$(113.5)	$(6.6)	$323.3

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The effects of the restatement on the Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2022 are summarized in the following table:

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
As Previously Reported
Balance at December 31, 2021	298,320,928	$3.0	(20,094,686)	$(215.2)	$628.5	$(64.3)	$(5.3)	$346.7
Share-based compensation expense	—	—	—	—	10.2	—	—	10.2
Issuance of common stock related to share-based compensation plans	1,757,955	—	—	—	—	—	—	—
Exercise of vested stock options	77,438	—	—	—	0.4	—	—	0.4
Acquisition of treasury stock related to share-based compensation plans	—	—	(727,768)	(18.7)	—	—	—	(18.7)
Repurchases of common stock	—	—	(8,000)	(0.2)	—	—	—	(0.2)
Net change on derivatives designated as cash flow hedges, net of tax of $0.0 million	—	—	—	—	—	—	0.1	0.1
Foreign currency translation adjustment	—	—	—	—	—	—	(1.4)	(1.4)
Net income	—	—	—	—	—	29.4	—	29.4
Balance at March 31, 2022	300,156,321	$3.0	(20,830,454)	$(234.1)	$639.1	$(34.9)	$(6.6)	$366.5
Share-based compensation expense	—	—	—	—	11.6	—	—	11.6
Issuance of common stock related to share-based compensation plans	505,371	—	—	—	—	—	—	—
Issuance of common stock	135,929,742	1.4	—	—	2,386.1	—	—	2,387.5
Replacement awards issued in conjunction with acquisitions	—	—	—	—	11.3	—	—	11.3
Exercise of vested stock options	395,425	—	(2,282)	(0.1)	2.1	—	—	2.0
Acquisition of treasury stock related to share-based compensation plans	—	—	(153,157)	(3.5)	—	—	—	(3.5)
Net change on derivatives designated as cash flow hedges, net of tax of $0.4 million	—	—	—	—	—	—	(1.2)	(1.2)
Foreign currency translation adjustment	—	—	—	—	—	—	(3.2)	(3.2)
Net loss	—	—	—	—	—	(20.4)	—	(20.4)
Balance at June 30, 2022	436,986,859	$4.4	(20,985,893)	$(237.7)	$3,050.2	$(55.3)	$(11.0)	$2,750.6
Share-based compensation expense	—	—	—	—	24.8	—	—	24.8
CoyCo 2 share-based compensation expense	—	—	—	—	3.0	—	—	3.0
Issuance of common stock related to share-based compensation plans	189,566	—	—	—	—	—	—	—
Issuance of common stock	1,403,687	—	—	—	24.3	—	—	24.3
Exercise of vested stock options	806,597	—	—	—	2.1	—	—	2.1
Acquisition of treasury stock related to share-based compensation plans	—	—	(84,547)	(1.9)	—	—	—	(1.9)
Repurchases of common stock	—	—	(594,126)	(12.6)	—	—	—	(12.6)
Net change on derivatives designated as cash flow hedges, net of tax of $3.1 million	—	—	—	—	—	—	9.2	9.2
Foreign currency translation adjustment	—	—	—	—	—	—	(2.2)	(2.2)
Net loss	—	—	—	—	—	(29.5)	—	(29.5)
Balance at September 30, 2022	439,386,709	4.4	(21,664,566)	(252.2)	3,104.4	(84.8)	(4.0)	2,767.8
Adjustments
Beginning balance as of January 1, 2021	—	$—	—	$—	$—	$(2.5)	$—	$(2.5)

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Share-based compensation expense	—	—	—	—	2.4	—	—	2.4
Net income	—	—	—	—	—	(9.9)	—	(9.9)
Balance at December 31, 2021 (adjustment impacts)	—	$—	—	$—	$2.4	$(12.4)	$—	$(10.0)
Net income	—	—	—	—	—	0.3	—	0.3
Balance at March 31, 2022 (adjustment impacts)	—	$—	—	$—	$2.4	$(12.1)	$—	$(9.7)
Net loss	—	—	—	—	—	(7.3)	—	(7.3)
Balance at June 30, 2022 (adjustment impacts)	—	$—	—	$—	$2.4	$(19.4)	$—	$(17.0)
Share-based compensation expense	—	—	—	—	(2.4)	—	—	(2.4)
Net loss	—	—	—	—	—	0.8	—	0.8
Balance at September 30, 2022 (adjustment impacts)	—	$—	—	$—	$—	$(18.6)	$—	$(18.6)
As Restated
Balance at December 31, 2021	298,320,928	$3.0	(20,094,686)	$(215.2)	$630.9	$(76.7)	$(5.3)	$336.7
Share-based compensation expense	—	—	—	—	10.2	—	—	10.2
Issuance of common stock related to share-based compensation plans	1,757,955	—	—	—	—	—	—	—
Exercise of vested stock options	77,438	—	—	—	0.4	—	—	0.4
Acquisition of treasury stock related to share-based compensation plans	—	—	(727,768)	(18.7)	—	—	—	(18.7)
Repurchases of common stock	—	—	(8,000)	(0.2)	—	—	—	(0.2)
Net change on derivatives designated as cash flow hedges, net of tax of $0.0 million	—	—	—	—	—	—	0.1	0.1
Foreign currency translation adjustment	—	—	—	—	—	—	(1.4)	(1.4)
Net income	—	—	—	—	—	29.7	—	29.7
Balance at March 31, 2022	300,156,321	$3.0	(20,830,454)	$(234.1)	$641.5	$(47.0)	$(6.6)	$356.8
Share-based compensation expense	—	—	—	—	11.6	—	—	11.6
Issuance of common stock related to share-based compensation plans	505,371	—	—	—	—	—	—	—
Issuance of common stock	135,929,742	1.4	—	—	2,386.1	—	—	2,387.5
Replacement awards issued in conjunction with acquisitions	—	—	—	—	11.3	—	—	11.3
Exercise of vested stock options	395,425	—	(2,282)	(0.1)	2.1	—	—	2.0
Acquisition of treasury stock related to share-based compensation plans	—	—	(153,157)	(3.5)	—	—	—	(3.5)
Net change on derivatives designated as cash flow hedges, net of tax of $0.4 million	—	—	—	—	—	—	(1.2)	(1.2)
Foreign currency translation adjustment	—	—	—	—	—	—	(3.2)	(3.2)
Net loss	—	—	—	—	—	(27.7)	—	(27.7)
Balance at June 30, 2022	436,986,859	$4.4	(20,985,893)	$(237.7)	$3,052.6	$(74.7)	$(11.0)	$2,733.6
Share-based compensation expense	—	—	—	—	22.4	—	—	22.4
CoyCo 2 share-based compensation expense	—	—	—	—	3.0	—	—	3.0
Issuance of common stock related to share-based compensation plans	189,566	—	—	—	—	—	—	—
Issuance of common stock	1,403,687	—	—	—	24.3	—	—	24.3
Exercise of vested stock options	806,597	—	—	—	2.1	—	—	2.1
Acquisition of treasury stock related to share-based compensation plans	—	—	(84,547)	(1.9)	—	—	—	(1.9)
Repurchases of common stock	—	—	(594,126)	(12.6)	—	—	—	(12.6)

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Net change on derivatives designated as cash flow hedges, net of tax of $3.1 million	—	—	—	—	—	—	9.2	9.2
Foreign currency translation adjustment	—	—	—	—	—	—	(2.2)	(2.2)
Net loss	—	—	—	—	—	(28.7)	—	(28.7)
Balance at September 30, 2022	439,386,709	$4.4	(21,664,566)	$(252.2)	$3,104.4	$(103.4)	$(4.0)	$2,749.2