Form 10-Q/A
period 2023-03-31
R1 RCM Inc. /DE
filed 2023-12-04
CIK 1910851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
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

Explanatory Note

R1 RCM Inc. (“we,” “us,” “our,” and the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the three months ended March 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 4, 2023 (the “Original 10-Q Report”).

In this Amendment, the Company is restating its previously issued unaudited consolidated financial statements as of March 31, 2023 and for the three month periods ended March 31, 2023 and 2022 to correct errors in previously reported goodwill and accumulated deficit within the unaudited Consolidated Balance Sheets to reflect the proper accounting treatment for acquiree compensation costs incurred in connection with historical acquisitions, and to correct certain items that were previously identified and concluded as immaterial, individually and in the aggregate, to the financial statements for previously reported periods, as further described below.

See Note 15, Restatement of Previously Issued Consolidated Financial Statements, for additional information on the unaudited consolidated financial statements as of March 31, 2023 and for the three month periods ended March 31, 2023 and 2022.

Restatement Background

As described in the Company's Current Report on Form 8-K filed with the SEC on November 13, 2023, immediately prior to the scheduled filing of the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023, the Company identified errors related to the accounting for certain acquiree compensation costs incurred in connection with acquisitions in 2022, 2021, and 2020 that the Company was required to recognize as a Company expense immediately upon the closing of the transactions. These costs should have been recorded as other expenses within the Consolidated Statements of Operations and Comprehensive Income in the applicable period and were instead recorded within the purchase price allocation and ultimately recorded as goodwill in the Consolidated Balance Sheets in previously issued financial statements.

As a result, (i) the Company’s audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the SEC on February 16, 2023 (the “Original Report”); (ii) the Company’s unaudited consolidated financial statements as of and for each of the quarters within 2022 and 2021, included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC; and (iii) the unaudited consolidated financial statements for the quarters ended June 30, 2023 and March 31, 2023 included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC (collectively, the “Non-Reliance Periods”) are being restated.

In addition to the errors described above, the Company is correcting certain items that were previously identified and concluded as immaterial, individually and in aggregate, to its unaudited consolidated financial statements as of March 31, 2023 and for each of the three month periods ended March 31, 2023 and 2022. These adjustments primarily consisted of an adjustment to income tax expense in the quarter ended March 31, 2023 to recognize a benefit that should have been recorded in the current quarter and immaterial adjustments to the timing and amounts of capitalized assets, prepaid expenses, and accrued expenses for the relevant periods.

An amendment to the Original Report was filed with the SEC on Form 10-K/A on December 4, 2023.

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

See Item 4, Controls and Procedures, for additional information related to this material weakness in internal control over financial reporting and the related remedial measures.

Items Amended in this Filing

This Amendment amends and restates the following items of the Original 10-Q Report:
•Part I — Item 1. Financial Statements
•Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I — Item 4. Controls and Procedures
•Part II — Item 6. Exhibits

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes new certifications specified in Rule 13a-14 under the Exchange Act, dated as of the date of this Amendment, from the Company’s Chief Executive Officer and Chief Financial Officer.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment contains only the items and exhibits to the Original 10-Q Report that are being amended and restated, and unaffected items and exhibits are not included herein. Accordingly, this Amendment should be read in conjunction with the Original 10-Q Report and with our filings with the SEC made after the Original 10-Q Report, including any amendment to those filings. This Amendment continues to describe the conditions as of the date of the Original 10-Q Report and, except as contained herein, we have not updated or modified the disclosures contained in the Original 10-Q Report to reflect any events that have occurred after the Original 10-Q Report. Accordingly, forward-looking statements included in this Amendment may represent management’s views as of the Original 10-Q Report and should not be assumed to be accurate as of any date thereafter.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2023	2022
	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$104.2	$110.1
Accounts receivable, net of $16.0 million and $15.1 million allowance as of March 31, 2023 and December 31, 2022, respectively	229.4	235.2
Accounts receivable, net of $0.1 million and $0.1 million allowance - related party as of March 31, 2023 and December 31, 2022, respectively	24.9	25.0
Current portion of contract assets, net	81.8	83.9
Prepaid expenses and other current assets	105.3	110.3
Total current assets	545.6	564.5
Property, equipment and software, net	173.8	164.8
Operating lease right-of-use assets	81.0	80.5
Non-current portion of contract assets, net	37.3	32.0
Non-current portion of deferred contract costs	28.2	26.7
Intangible assets, net	1,464.4	1,514.5
Goodwill	2,630.5	2,640.3
Deferred tax assets	10.5	10.4
Other assets	83.4	88.1
Total assets	$5,054.7	$5,121.8
Liabilities
Current liabilities:
Accounts payable	$24.6	$33.4
Current portion of customer liabilities	45.6	57.5
Current portion of customer liabilities - related party	9.4	7.4
Accrued compensation and benefits	84.7	109.0
Current portion of operating lease liabilities	18.8	18.0
Current portion of long-term debt	58.3	53.9
Accrued expenses and other current liabilities	76.7	70.5
Total current liabilities	318.1	349.7
Non-current portion of customer liabilities	5.2	5.0
Non-current portion of customer liabilities - related party	13.2	13.7
Non-current portion of operating lease liabilities	92.7	94.4
Long-term debt	1,707.0	1,732.6
Deferred tax liabilities	190.9	200.8
Other non-current liabilities	24.9	23.1
Total liabilities	2,352.0	2,419.3

Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized, 442,439,169 shares issued and 418,176,363 shares outstanding at March 31, 2023; 750,000,000 shares authorized, 439,950,125 shares issued and 416,597,885 shares outstanding at December 31, 2022	4.4	4.4
Additional paid-in capital	3,136.3	3,123.3
Accumulated deficit	(138.4)	(140.0)
Accumulated other comprehensive loss	(4.6)	(3.4)
Treasury stock, at cost, 24,262,806 shares as of March 31, 2023; 23,352,240 shares as of December 31, 2022	(295.0)	(281.8)
Total stockholders’ equity	2,702.7	2,702.5
Total liabilities and stockholders’ equity	$5,054.7	$5,121.8
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In millions, except share and per share data)

	Three Months Ended March 31,
	2023	2022
	(As Restated)	(As Restated)
Net services revenue ($216.8 million and $216.7 million for the three months ended March 31, 2023 and 2022, from related party, respectively)	$545.6	$385.7
Operating expenses:
Cost of services	434.7	294.5
Selling, general and administrative	47.0	29.6
Other expenses	30.2	17.9
Total operating expenses	511.9	342.0
Income from operations	33.7	43.7
Net interest expense	30.7	4.7
Income before income tax provision	3.0	39.0
Income tax provision	1.4	9.3
Net income	$1.6	$29.7
Net income per common share:
Basic	$—	$0.11
Diluted	$—	$0.09
Weighted average shares used in calculating net income per common share:
Basic	417,346,840	278,747,261
Diluted	452,925,789	321,043,371
Consolidated statements of comprehensive income
Net income	$1.6	$29.7
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	(1.7)	0.1
Foreign currency translation adjustments	0.5	(1.4)
Total other comprehensive loss, net of tax	$(1.2)	$(1.3)
Comprehensive income	$0.4	$28.4
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022 (As Restated)	439,950,125	$4.4	(23,352,240)	$(281.8)	$3,123.3	$(140.0)	$(3.4)	$2,702.5
Share-based compensation expense	—	—	—	—	10.7	—	—	10.7
CoyCo 2 share-based compensation expense	—	—	—	—	1.8	—	—	1.8
Issuance of common stock related to share-based compensation plans	2,308,591	—	—	—	—	—	—	—
Exercise of vested stock options	180,453	—	—	—	0.5	—	—	0.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(910,566)	(13.2)	—	—	—	(13.2)
Net change on derivatives designated as cash flow hedges, net of tax of $0.5 million	—	—	—	—	—	—	(1.7)	(1.7)
Foreign currency translation adjustments	—	—	—	—	—	—	0.5	0.5
Net income	—	—	—	—	—	1.6	—	1.6
Balance at March 31, 2023 (As Restated)	442,439,169	$4.4	(24,262,806)	$(295.0)	$3,136.3	$(138.4)	$(4.6)	$2,702.7
See accompanying notes to consolidated financial statements.

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021 (As Restated)	298,320,928	$3.0	(20,094,686)	$(215.2)	$630.9	$(76.7)	$(5.3)	$336.7
Share-based compensation expense	—	—	—	—	10.2	—	—	10.2
Issuance of common stock related to share-based compensation plans	1,757,955	—	—	—	—	—	—	—
Exercise of vested stock options	77,438	—	—	—	0.4	—	—	0.4
Acquisition of treasury stock related to share-based compensation plans	—	—	(727,768)	(18.7)	—	—	—	(18.7)
Repurchase of common stock	—	—	(8,000)	(0.2)	—	—	—	(0.2)
Net change on derivatives designated as cash flow hedges, net of tax of $0.0 million	—	—	—	—	—	—	0.1	0.1
Foreign currency translation adjustments	—	—	—	—	—	—	(1.4)	(1.4)
Net income	—	—	—	—	—	29.7	—	29.7
Balance at March 31, 2022 (As Restated)	300,156,321	$3.0	(20,830,454)	$(234.1)	$641.5	$(47.0)	$(6.6)	$356.8
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
	(As Restated)	(As Restated)
Operating activities
Net income	$1.6	$29.7
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	66.0	18.9
Amortization of debt issuance costs	1.4	0.3
Share-based compensation	10.5	10.1
CoyCo 2 share-based compensation	1.8	—
Loss on disposal and right-of-use asset write-downs	—	2.0
Provision for credit losses	1.5	—
Deferred income taxes	0.5	7.5
Non-cash lease expense	2.9	3.2
Other	—	1.5
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	4.7	22.1
Contract assets	(4.0)	—
Prepaid expenses and other assets	8.2	(20.4)
Accounts payable	(10.9)	3.2
Accrued compensation and benefits	(24.5)	(27.0)
Lease liabilities	(4.4)	(2.1)
Other liabilities	9.7	2.0
Customer liabilities and customer liabilities - related party	(10.3)	(19.1)
Net cash provided by operating activities	54.7	31.9
Investing activities
Purchases of property, equipment, and software	(23.4)	(11.0)
Other	(2.2)	—
Net cash used in investing activities	(25.6)	(11.0)
Financing activities
Repayment of senior secured debt	(12.4)	(4.4)
Repayments on revolver	(10.0)	—
Exercise of vested stock options	0.5	0.4
Purchase of treasury stock	—	(0.6)
Shares withheld for taxes	(13.4)	(21.5)
Other	(0.1)	(0.1)
Net cash used in financing activities	(35.4)	(26.2)
Effect of exchange rate changes in cash, cash equivalents and restricted cash	0.4	(0.9)
Net decrease in cash, cash equivalents and restricted cash	(5.9)	(6.2)
Cash, cash equivalents and restricted cash, at beginning of period	110.1	130.1
Cash, cash equivalents and restricted cash, at end of period	$104.2	$123.9
Supplemental disclosures of cash flow information
Property, equipment and software purchases not paid	$28.0	$23.3
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
When preparing financial statements in conformity with GAAP, the Company makes a number of significant estimates, assumptions, and judgments in the preparation of the financial statements. Actual results could differ from those estimates. For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Company’s Amendment No. 1 on Form 10-K/A, which amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its unaudited consolidated financial statements as of March 31, 2023 and for the three month periods ended March 31, 2023 and 2022. See Note 15, Restatement of Previously Issued Consolidated Financial Statements, for more information about the prior period errors.
In addition to Note 15, the following footnotes have been updated to reflect the restatements made to the consolidated financial statements:

•2. Acquisitions
•8. Other Expenses
•9. Income Taxes
•10. Earnings Per Share

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

The preliminary fair value of assets acquired and liabilities assumed is:

Purchase Price Allocation
Total purchase consideration	$3,281.6

Allocation of consideration to assets acquired and liabilities assumed:
Cash and cash equivalents	$32.1
Accounts receivable	61.8
Current portion of contract assets	68.2
Property, equipment and software	5.0
Operating lease right-of-use assets	25.3
Non-current portion of contract assets	23.8
Intangible assets	1,366.6
Goodwill	2,086.1
Other assets	6.7
Accounts payable	(31.9)
Customer liabilities	(3.3)
Accrued compensation and benefits	(85.6)
Operating lease liabilities	(25.4)
Deferred income tax liabilities	(235.6)
Other liabilities	(12.2)
Net assets acquired	$3,281.6

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

Three Months Ended March 31, 2022
Net services revenue	$486.4
Net income	$1.7

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

Total share-based compensation costs that have been included in the Company’s Consolidated Statements of Operations and Comprehensive Income were as follows:

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

	Three Months Ended March 31,
	2023	2022
Business acquisition costs (1)	$0.1	$6.3
Integration costs (2)	15.8	0.4
Strategic initiatives (3)	8.0	0.3
Global business services center expansion project in the Philippines (4)	—	3.1
Facility-exit charges (5)	1.2	4.8
Other (6)	5.1	3.0
Total other expenses	$30.2	$17.9
(1) These are costs, including legal, consulting, insurance premiums, and bank fees, that are directly related to the closing of business acquisitions and include changes to contingent consideration, if applicable. Costs also include compensation expenses incurred in connection with the close of the transactions.
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
(6) For the three months ended March 31, 2023 and 2022, other includes $5.5 million and $1.4 million, respectively, of expenses related to the Company’s ongoing litigation matters. For further details, refer to Note 11, Commitments and Contingencies.
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

At December 31, 2022, the Company had gross deferred tax assets of $147.3 million, of which $49.8 million related to net operating loss (“NOL”) carryforwards. The Company expects to be profitable, allowing the Company to utilize its NOL carryforwards and other deferred tax assets.

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

Basic and diluted net income per common share are calculated as follows:

	Three Months Ended March 31,
	2023	2022
Net income	$1.6	$29.7
Basic weighted-average common shares	417,346,840	278,747,261
Add: Effect of dilutive equity awards	4,621,205	6,472,685
Add: Effect of dilutive warrants	30,957,744	35,823,425
Diluted weighted average common shares	452,925,789	321,043,371
Net income per common share (basic)	$—	$0.11
Net income per common share (diluted)	$—	$0.09
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
Net services revenue from services provided to Ascension, as well as corresponding accounts receivable and customer liabilities are presented in the Consolidated Statements of Operations and Comprehensive Income and the Consolidated Balance Sheets. Since Ascension is the Company’s largest customer, a significant percentage of the Company’s cost of services is associated with providing services to Ascension. However, due to the nature of the Company’s global business services and information technology operations, it is impractical to assign the dollar amount associated with services provided to Ascension.
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
Intangible asset amortization expense was $50.1 million and $7.1 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense for intangible assets is included in cost of services on the Company’s Consolidated Statements of Operations and Comprehensive Income.

Supplemental cash flow information related to leases are as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6.2	$3.4
Right-of-use assets obtained in exchange for operating lease obligations:	3.1	6.0
15. Restatement of Previously Issued Consolidated Financial Statements

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

As a result of correcting the accounting for certain acquiree compensation costs incurred in connection with acquisitions in 2022, 2021, and 2020, the Company updated the amount of goodwill that should have been recognized in the prior acquisitions and restated its unaudited Consolidated Balance Sheet as of March 31, 2023 and audited Consolidated Balance Sheet as of December 31, 2022. In addition to the errors described above, the Company is correcting certain items that were previously identified and concluded as immaterial, individually and in aggregate, to its unaudited consolidated financial statements as of March 31, 2023 and for each of the three month periods ended March 31, 2023 and 2022, as well as its audited Consolidated Balance Sheet as of December 31, 2022. These adjustments primarily consisted of an adjustment to income tax expense in the quarter ended March 31, 2023 to recognize a benefit that should have been recorded in the current quarter and immaterial adjustments to the timing and amounts of capitalized assets, prepaid expenses, and accrued expenses for the relevant periods.

The tables below represent our restated consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022.
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

The effects of the restatement on the Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2022 are summarized in the following table:

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

The effects of the restatement on the Consolidated Statement of Cash Flows for the three months ended March 31, 2022 are summarized in the following table:

	For the three months ended March 31, 2022
	As Previously Reported	Adjustment	As Restated
	In millions
Operating activities
Net income	$29.4	$0.3	$29.7
Adjustments to reconcile net income to net cash provided by operations:		—
Depreciation and amortization	18.9	—	18.9
Amortization of debt issuance costs	0.3	—	0.3
Share-based compensation	10.1	—	10.1
Loss on disposal and right-of-use asset write-downs	2.0	—	2.0
Deferred income taxes	7.3	0.2	7.5
Non-cash lease expense	3.2	—	3.2
Other	1.5	—	1.5
Changes in operating assets and liabilities:		—
Accounts receivable and related party accounts receivable	22.1	—	22.1
Prepaid expenses and other assets	(20.5)	0.1	(20.4)
Accounts payable	3.2	—	3.2
Accrued compensation and benefits	(27.5)	0.5	(27.0)
Lease liabilities	(2.1)	—	(2.1)
Other liabilities	1.7	0.3	2.0
Customer liabilities and customer liabilities - related party	(18.7)	(0.4)	(19.1)
Net cash provided by operating activities	30.9	1.0	31.9
Investing activities
Purchases of property, equipment, and software	(10.0)	(1.0)	(11.0)
Net cash used in investing activities	(10.0)	(1.0)	(11.0)
Financing activities
Repayment of senior secured debt	(4.4)	—	(4.4)
Exercise of vested stock options	0.4	—	0.4
Purchase of treasury stock	(0.6)	—	(0.6)
Shares withheld for taxes	(21.5)	—	(21.5)
Other	(0.1)	—	(0.1)
Net cash used in financing activities	(26.2)	—	(26.2)
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(0.9)	—	(0.9)
Net decrease in cash, cash equivalents, and restricted cash	(6.2)	—	(6.2)
Cash, cash equivalents, and restricted cash at beginning of period	130.1	—	130.1
Cash, cash equivalents and restricted cash, at end of period	$123.9	$—	$123.9
Supplemental disclosures of cash flow information
Property, equipment and software purchases not paid	$23.3	$—	$23.3

As of and for the three months ended March 31, 2023
The effects of the restatement on the Consolidated Balance Sheet as of March 31, 2023 are summarized in the following table:

	As of March 31, 2023
	As Previously Reported	Adjustment	As Restated
	In millions
Assets
Current assets:
Cash and cash equivalents	$104.2	$—	$104.2
Accounts receivable, net of $16.0 million allowance	229.4	—	229.4
Accounts receivable - related party, net of $0.1 million allowance	24.9	—	24.9
Current portion of contract assets, net	81.8	—	81.8
Prepaid expenses and other current assets	105.2	0.1	105.3
Total current assets	545.5	0.1	545.6
Property, equipment and software, net	173.8	—	173.8
Operating lease right-of-use assets	81.0	—	81.0
Non-current portion of contract assets, net	37.3	—	37.3
Non-current portion of deferred contract costs	28.2	—	28.2
Intangible assets, net	1,464.4	—	1,464.4
Goodwill	2,648.5	(18.0)	2,630.5
Deferred tax assets	10.5	—	10.5
Other assets	83.4	—	83.4
Total assets	$5,072.6	$(17.9)	$5,054.7
Liabilities
Current liabilities:
Accounts payable	$24.6	$—	$24.6
Current portion of customer liabilities	45.6	—	45.6
Current portion of customer liabilities - related party	9.4	—	9.4
Accrued compensation and benefits	84.7	—	84.7
Current portion of operating lease liabilities	18.8	—	18.8
Current portion of long-term debt	58.3	—	58.3
Accrued expenses and other current liabilities	76.7	—	76.7
Total current liabilities	318.1	—	318.1
Non-current portion of customer liabilities	5.2	—	5.2
Non-current portion of customer liabilities - related party	13.2	—	13.2
Non-current portion of operating lease liabilities	92.7	—	92.7
Long-term debt	1,707.0	—	1,707.0
Deferred tax liabilities	192.1	(1.2)	190.9
Other non-current liabilities	24.9	—	24.9
Total liabilities	2,353.2	(1.2)	2,352.0

Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized, 442,439,169 shares issued and 418,176,363 shares outstanding at March 31, 2023	4.4	—	4.4
Additional paid-in capital	3,136.2	0.1	3,136.3
Accumulated deficit	(121.6)	(16.8)	(138.4)
Accumulated other comprehensive loss	(4.6)	—	(4.6)
Treasury stock, at cost, 24,262,806 shares as of March 31, 2023	(295.0)	—	(295.0)
Total stockholders’ equity	2,719.4	(16.7)	2,702.7
Total liabilities and stockholders’ equity	$5,072.6	$(17.9)	$5,054.7

The effects of the restatement on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three ended March 31, 2023 are summarized in the following table:

	For the three months ended March 31, 2023
	As Previously Reported	Adjustment	As Restated
	In millions, except per share data
Net services revenue ($216.8 million for the three months ended March 31, 2023 from related party)	$545.6	$—	$545.6
Operating expenses:
Cost of services	434.7	—	434.7
Selling, general and administrative	47.0	—	47.0
Other expenses	30.2	—	30.2
Total operating expenses	511.9	—	511.9
Income from operations	33.7	—	33.7
Net interest expense	30.7	—	30.7
Income before income tax provision	3.0	—	3.0
Income tax provision	2.7	(1.3)	1.4
Net income	$0.3	$1.3	$1.6
Net income per common share:
Basic	$—	$—	$—
Diluted	$—	$—	$—
Weighted average shares used in calculating net income per common share:
Basic	417,346,840	—	417,346,840
Diluted	452,925,789	—	452,925,789
Consolidated statements of comprehensive income (loss)
Net income	$0.3	$1.3	$1.6
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	(1.7)	—	(1.7)
Foreign currency translation adjustments	0.5	—	0.5
Total other comprehensive loss, net of tax	$(1.2)	$—	$(1.2)
Comprehensive income (loss)	$(0.9)	$1.3	$0.4

The effects of the restatement on the Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2023 are summarized in the following table:

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
As Previously Reported
Balance at December 31, 2022	439,950,125	$4.4	(23,352,240)	$(281.8)	$3,123.2	$(121.9)	$(3.4)	$2,720.5
Share-based compensation expense	—	—	—	—	10.7	—	—	10.7
CoyCo 2 share-based compensation expense	—	—	—	—	1.8	—	—	1.8
Issuance of common stock related to share-based compensation plans	2,308,591	—	—	—	—	—	—	—
Exercise of vested stock options	180,453	—	—	—	0.5	—	—	0.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(910,566)	(13.2)	—	—	—	(13.2)
Net change on derivatives designated as cash flow hedges, net of tax of $0.5 million	—	—	—	—	—	—	(1.7)	(1.7)
Foreign currency translation adjustment	—	—	—	—	—	—	0.5	0.5
Net income	—	—	—	—	—	0.3	—	0.3
Balance at March 31, 2023	442,439,169	$4.4	(24,262,806)	$(295.0)	$3,136.2	$(121.6)	$(4.6)	$2,719.4
Adjustments
Beginning balance as of January 1, 2022	—	$—	—	$—	$2.4	$(12.4)	$—	$(10.0)
Share-based compensation expense	—	—	—	—	(2.3)	$—	—	(2.3)
Net loss	—	—	—	—	—	(5.7)	—	(5.7)
Balance at December 31, 2022 (adjustment impacts)	—	$—	—	$—	$0.1	$(18.1)	$—	$(18.0)
Share-based compensation expense	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	1.3	—	1.3
Balance at March 31, 2023 (adjustment impacts)	—	$—	—	$—	$0.1	$(16.8)	$—	$(16.7)
As Restated
Balance at December 31, 2022	439,950,125	$4.4	(23,352,240)	$(281.8)	$3,123.3	$(140.0)	$(3.4)	$2,702.5
Share-based compensation expense	—	—	—	—	10.7	—	—	10.7
CoyCo 2 share-based compensation expense	—	—	—	—	1.8	—	—	1.8
Issuance of common stock related to share-based compensation plans	2,308,591	—	—	—	—	—	—	—
Exercise of vested stock options	180,453	—	—	—	0.5	—	—	0.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(910,566)	(13.2)	—	—	—	(13.2)
Net change on derivatives designated as cash flow hedges, net of tax of $0.5 million	—	—	—	—	—	—	(1.7)	(1.7)
Foreign currency translation adjustment	—	—	—	—	—	—	0.5	0.5
Net income	—	—	—	—	—	1.6	—	1.6
Balance at March 31, 2023	442,439,169	$4.4	(24,262,806)	$(295.0)	$3,136.3	$(138.4)	$(4.6)	$2,702.7

The effects of the restatement on the Consolidated Statement of Cash Flows for the three months ended March 31, 2023 are summarized in the following table:

	For the three months ended March 31, 2023
	As Previously Reported	Adjustment	As Restated
	In millions
Operating activities
Net income	$0.3	$1.3	$1.6
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	66.0	—	66.0
Amortization of debt issuance costs	1.4	—	1.4
Share-based compensation	10.5	—	10.5
CoyCo 2 share-based compensation	1.8	—	1.8
Provision for credit losses	1.5	—	1.5
Deferred income taxes	1.8	(1.3)	0.5
Non-cash lease expense	2.9	—	2.9
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	4.7	—	4.7
Contract assets	(4.0)	—	(4.0)
Prepaid expenses and other assets	8.2	—	8.2
Accounts payable	(10.9)	—	(10.9)
Accrued compensation and benefits	(24.5)	—	(24.5)
Lease liabilities	(4.4)	—	(4.4)
Other liabilities	9.7	—	9.7
Customer liabilities and customer liabilities - related party	(10.3)	—	(10.3)
Net cash provided by operating activities	54.7	—	54.7
Investing activities
Purchases of property, equipment, and software	(23.4)	—	(23.4)
Other	(2.2)	—	(2.2)
Net cash used in investing activities	(25.6)	—	(25.6)
Financing activities
Repayment of senior secured debt	(12.4)	—	(12.4)
Repayments on revolver	(10.0)	—	(10.0)
Exercise of vested stock options	0.5	—	0.5
Shares withheld for taxes	(13.4)	—	(13.4)
Other	(0.1)	—	(0.1)
Net cash used in financing activities	(35.4)	—	(35.4)
Effect of exchange rate changes in cash, cash equivalents and restricted cash	0.4	—	0.4
Net decrease in cash, cash equivalents, and restricted cash	(5.9)	—	(5.9)
Cash, cash equivalents, and restricted cash at beginning of period	110.1	—	110.1
Cash, cash equivalents and restricted cash, at end of period	$104.2	$—	$104.2
Supplemental disclosures of cash flow information
Property, equipment and software purchases not paid	$28.0	$—	$28.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, references in this Amendment No.1 to Quarterly Report on Form 10-Q (this “Amendment”) to “R1,” “the Company,” “we,” “our,” and “us” mean R1 RCM Inc. and its subsidiaries.

The following discussion and analysis is an integral part of understanding our financial results and is provided as an addition to, and should be read in connection with, our consolidated financial statements and the accompanying notes.

This Amendment contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Undue reliance should not be placed on these statements. All statements, other than statements of historical facts, included in this Amendment are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “outlook,” “plan,” “predict,” “project,” “see,” “seek,” “target,” “would” and similar expressions or variations or negatives of these words are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements include, among other things, statements about the acquisition of Cloudmed, our strategic initiatives, our capital plans, our costs, our ability to successfully implement new technologies, our future financial performance, and our liquidity. Such forward-looking statements are based on management’s current expectations about future events as of the date hereof and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Subsequent events and developments, including actual results or changes in our assumptions, may cause our views to change. We do not undertake to update our forward-looking statements except to the extent required by applicable law. Readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements included herein are expressly qualified in their entirety by these cautionary statements. Our actual results and outcomes could differ materially from those included in these forward-looking statements as a result of various factors, including, but not limited to, the impact of the restatements of the financial statements for the applicable non-reliance periods, and the non-compliance notice from Nasdaq relating to our late Form 10-Q, on the price of our common stock, our reputation, our relationships with our investors, suppliers, customers, employees and other parties; our ability to regain compliance with Nasdaq’s timely filing requirements for continued listing within the applicable cure period; our ability to remediate the material weakness in our internal control over financial reporting; economic downturns and market conditions beyond our control, including periods of inflation; the quality of global financial markets; our ability to timely and successfully achieve the anticipated benefits and potential synergies of the acquisition of Cloudmed; our ability to retain existing customers or acquire new customers; the development of markets for our revenue cycle management offering; variability in the lead time of prospective customers; competition within the market; breaches or failures of our information security measures or unauthorized access to a customer’s data; delayed or unsuccessful implementation of our technologies or services, or unexpected implementation costs; disruptions in or damages to our global business services centers and third-party operated data centers; the volatility of our stock price; our substantial indebtedness; the ongoing impact of the 2019 Novel Coronavirus (“COVID-19”) pandemic on our business, operating results, and financial condition; and the factors discussed elsewhere in this Amendment, and those set forth in Part I, Item 1A of Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the SEC.

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

Restatement of Previously Issued Consolidated Financial Statements
We have restated our unaudited consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 contained in this Amendment. Refer to the Explanatory Note for background on the restatement, the fiscal and interim periods impacted, internal control considerations, and other information. As a result, the previously reported financial information for the three months ended March 31, 2023 and 2022 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been updated to reflect the relevant restatements. See Note 15, Restatement of Previously Issued Consolidated Financial Statements, in Item 1, Financial Statements, for additional information related to the restatement, including descriptions of the adjustments and the impacts on our consolidated financial statements.

Other than the effect of the restatement, this section has not been otherwise modified and does not reflect any information or events occurring after May 4, 2023, the filing date of the Original 10-Q Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.
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
CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended March 31,		2023 vs. 2022 Change
	2023	2022	Amount	%
	(In millions, except percentages)
Consolidated Statement of Operations Data:
Net operating fees	$361.0	$322.8	$38.2	12%
Incentive fees	23.6	30.2	(6.6)	(22)%
Modular and other	161.0	32.7	128.3	392%
Total net services revenue	545.6	385.7	159.9	41%
Operating expenses:
Cost of services	434.7	294.5	140.2	48%
Selling, general and administrative	47.0	29.6	17.4	59%
Other expenses	30.2	17.9	12.3	69%
Total operating expenses	511.9	342.0	169.9	50%
Income from operations	33.7	43.7	(10.0)	(23)%
Net interest expense	30.7	4.7	26.0	553%
Net income before income tax provision	3.0	39.0	(36.0)	(92)%
Income tax provision	1.4	9.3	(7.9)	(85)%
Net income	$1.6	$29.7	$(28.1)	(95)%

Adjusted EBITDA (1)	$142.2	$90.6	$51.6	57%

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
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) before net interest income/expense, income tax provision/benefit, depreciation and amortization expense, share-based compensation expense, CoyCo 2, L.P. (“CoyCo 2”) share-based compensation expense, and other expense items detailed in Note 8, Other Expenses, to the consolidated financial statements included in this Amendment, including business acquisition costs, integration costs, strategic initiatives, and the global business services center expansion project in the Philippines.
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

	Three Months Ended March 31,		2023 vs. 2022 Change
	2023	2022	Amount	%
	(In millions, except percentages)
Net income	$1.6	$29.7	$(28.1)	(95)%
Net interest expense	30.7	4.7	26.0	553%
Income tax provision	1.4	9.3	(7.9)	(85)%
Depreciation and amortization expense	66.0	18.9	47.1	249%
Share-based compensation expense (1)	10.5	10.1	0.4	4%
CoyCo 2 share-based compensation expense (2)	1.8	—	1.8	100%
Other expenses (3)	30.2	17.9	12.3	69%
Adjusted EBITDA (non-GAAP)	$142.2	$90.6	$51.6	57%

(1)Share-based compensation expense represents the expense associated with stock options, restricted stock units, and performance-based restricted stock units, as reflected in our Consolidated Statements of Operations and Comprehensive Income. See Note 7, Share-Based Compensation, to the consolidated financial statements included in this Amendment for the detail of the amounts of share-based compensation expense.
(2)CoyCo 2 share-based compensation expense represents the expense associated with CoyCo 2 limited partnership units, as reflected in our Consolidated Statements of Operations and Comprehensive Income. See Note 7, Share-Based Compensation, to the consolidated financial statements included in this Amendment for the detail of the amounts of CoyCo 2 share-based compensation expense.
(3)Other expenses are incurred in connection with acquisition and integration costs, various exit activities, transformation initiatives, and organizational changes to improve our business alignment and cost structure. See Note 8, Other Expenses, to the consolidated financial statements included in this Amendment for the detail of the amounts included in other expenses.
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
Cost of Services
Costs of services primarily consists of wages and benefits of personnel that perform services for our customers and any related supplies, equipment, or facility costs utilized by these employees, which includes our global shared service centers in India and the Philippines. It also includes cost of services provided to our customers by vendors directly contracted by R1 or assigned to R1 at contract inception. Cost of services increased by $140.2 million, or 48%, from $294.5 million for the three months ended March 31, 2022, to $434.7 million for the three months ended March 31, 2023. The increase in cost of services was primarily driven by the Cloudmed acquisition and onboarding of new customers, which are reflected in our current revenue growth.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $17.4 million, or 59%, from $29.6 million for the three months ended March 31, 2022, to $47.0 million for the three months ended March 31, 2023. The increase was driven by the Cloudmed acquisition, specifically compensation costs and software licensing and maintenance costs, and incremental spend in corporate functions to support business growth.
Other Expenses
Other expenses increased by $12.3 million, or 69%, from $17.9 million for the three months ended March 31, 2022, to $30.2 million for the three months ended March 31, 2023. See Note 8, Other Expenses, to the consolidated financial statements included in this Amendment for the details of the costs included in this total for the comparative periods.
Income Taxes
Income tax expense decreased by $7.9 million from $9.3 million for the three months ended March 31, 2022, to $1.4 million for the three months ended March 31, 2023, primarily due to lower pre-tax income. Our effective tax rate (including discrete items) was approximately 47% and 24% for the three months ended March 31, 2023 and 2022, respectively. Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
CRITICAL ACCOUNTING ESTIMATES
Management considers an accounting estimate to be critical if the accounting estimate requires management to make particularly difficult, subjective, or complex judgments about matters that are inherently uncertain. A summary of our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” of our 2022 Form 10-K and the related Amendment No. 1. There have been no material changes to the critical accounting estimates disclosed in our 2022 Form 10-K or the related Amendment No. 1.
NEW ACCOUNTING PRONOUNCEMENTS
For additional information regarding new accounting guidance, see Note 1, Business Description and Basis of Presentation, to our consolidated financial statements included in this Amendment, which provides a summary of our recently adopted accounting standards and disclosures.
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
As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $104.2 million and $110.1 million, respectively. Cash flows from operating, investing, and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net cash provided by operating activities	$54.7	$31.9
Net cash used in investing activities	$(25.6)	$(11.0)
Net cash used in financing activities	$(35.4)	$(26.2)

Cash Flows from Operating Activities
Cash provided by operating activities increased by $22.8 million from $31.9 million for the three months ended March 31, 2022, to $54.7 million for the three months ended March 31, 2023. Cash provided by operating activities primarily increased due to improved operating results (exclusive of non-cash depreciation and amortization).
Cash Used in Investing Activities
Cash used in investing activities primarily includes our investments in property, equipment and software and our inorganic growth initiatives. Outflows for significant acquisitions have typically been offset by cash inflows from financing activities related to obtaining new debt.
Cash used in investing activities increased by $14.6 million from $11.0 million for the three months ended March 31, 2022, to $25.6 million for the three months ended March 31, 2023. The increase in cash usage is primarily due to higher property, equipment and software spend related to our strategic initiatives and capitalization of software.
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
Debt and Financing Arrangements
On June 21, 2022, we entered into a Second A&R Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders named therein, governing the Company’s second amended and restated senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of the $691.3 million existing senior secured term loan A facility (the “Existing Term A Loan”), a $540.0 million senior secured incremental term loan A facility (the “Incremental Term A Loan,” and together with the Existing Term A Loan, the “Term A Loans”), a $500.0 million senior secured term loan B facility (the “Term B Loan,” and together with the Term A Loans, the “Senior Term Loans”), and a $600.0 million Senior Revolver. The Existing Term A Loan requires quarterly payments. Commencing December 31, 2022, we are also required to repay the Incremental Term A Loan and Term B Loan in quarterly principal installments. The Senior Secured Credit Facilities bear interest at a floating rate, which was 7.31% for the Term A Loans and Senior Revolver and 7.81% for the Term B Loan as of March 31, 2023. See Note 6, Derivative Financial Instruments, to our consolidated financial statements included in this Amendment for discussion on our interest rate hedging transactions.

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

See Note 5, Debt, to our consolidated financial statements included in this Amendment for additional information.

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

In connection with the preparation of this Amendment, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described in Amendment No. 1 on Form 10-K/A for the year ended December 31, 2022.
Remediation of Material Weakness in Internal Control Over Financial Reporting
Management is actively engaged in the implementation of remediation measures to address the internal control deficiencies that resulted in the material weakness in internal control over financial reporting as of March 31, 2023. The Company’s remediation actions are being overseen by the Audit Committee of the Board of Directors, and include, but are not limited to, the following:

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.	Exhibits

The following are filed or incorporated by reference as a part of this Amendment:

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