Form 10-Q/A
period 2023-06-30
R1 RCM Inc. /DE
filed 2023-12-04
CIK 1910851

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

Explanatory Note

R1 RCM Inc. (“we,” “us,” “our,” and the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 2, 2023 (the “Original 10-Q Report”).

In this Amendment, the Company is restating its previously issued unaudited consolidated financial statements as of June 30, 2023 and for the three and six month periods ended June 30, 2023 and 2022 to correct errors in previously reported goodwill and other expense amounts, including the related impact on accumulated deficit, within the Consolidated Balance Sheets to reflect the proper accounting treatment for acquiree compensation costs incurred in connection with historical acquisitions, and to correct certain items that were previously identified and concluded as immaterial, individually and in the aggregate, to the financial statements for previously reported periods, as further described below.

See Note 15, Restatement of Previously Issued Consolidated Financial Statements, for additional information on the unaudited consolidated financial statements as of June 30, 2023 and for the three and six month periods ended June 30, 2023 and 2022.

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

In addition to the errors described above, the Company is correcting certain items that were previously identified and concluded as immaterial, individually and in aggregate, to its unaudited consolidated financial statements as of June 30, 2023 and for each of the three and six month periods ended June 30, 2023 and 2022. These adjustments primarily consisted of an adjustment to income tax expense in the quarter ended June 30, 2023 to reverse a benefit that should have been recorded in the previous quarter and immaterial adjustments to the timing and amounts of capitalized assets, prepaid expenses, and accrued expenses for the relevant periods.

An amendment to the Original Report was filed with the SEC on Form 10-K/A on December 4, 2023. In addition, an amended Quarterly Report on Form 10-Q/A as of and for the three months ended March 31, 2023 was filed with the SEC on the same date.

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

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2023	2022
	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$123.1	$110.1
Accounts receivable, net of $31.5 million and $15.1 million allowance as of June 30, 2023 and December 31, 2022, respectively	245.2	235.2
Accounts receivable, net of $0.1 million allowance - related party as of June 30, 2023 and December 31, 2022	18.4	25.0
Current portion of contract assets, net	89.9	83.9
Prepaid expenses and other current assets	108.3	110.3
Total current assets	584.9	564.5
Property, equipment and software, net	181.8	164.8
Operating lease right-of-use assets	74.8	80.5
Non-current portion of contract assets, net	37.8	32.0
Non-current portion of deferred contract costs	30.1	26.7
Intangible assets, net	1,413.2	1,514.5
Goodwill	2,629.4	2,640.3
Deferred tax assets	10.5	10.4
Other assets	93.8	88.1
Total assets	$5,056.3	$5,121.8
Liabilities
Current liabilities:
Accounts payable	$26.1	$33.4
Current portion of customer liabilities	41.9	57.5
Current portion of customer liabilities - related party	7.8	7.4
Accrued compensation and benefits	93.1	109.0
Current portion of operating lease liabilities	19.4	18.0
Current portion of long-term debt	62.6	53.9
Accrued expenses and other current liabilities	74.3	70.5
Total current liabilities	325.2	349.7
Non-current portion of customer liabilities	4.9	5.0
Non-current portion of customer liabilities - related party	12.7	13.7
Non-current portion of operating lease liabilities	89.3	94.4
Long-term debt	1,691.5	1,732.6
Deferred tax liabilities	184.1	200.8
Other non-current liabilities	23.6	23.1
Total liabilities	2,331.3	2,419.3

Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized, 443,374,297 shares issued and 418,811,379 shares outstanding at June 30, 2023; 750,000,000 shares authorized, 439,950,125 shares issued and 416,597,885 shares outstanding at December 31, 2022	4.4	4.4
Additional paid-in capital	3,159.4	3,123.3
Accumulated deficit	(139.4)	(140.0)
Accumulated other comprehensive income (loss)	0.4	(3.4)
Treasury stock, at cost, 24,562,918 shares as of June 30, 2023; 23,352,240 shares as of December 31, 2022	(299.8)	(281.8)
Total stockholders’ equity	2,725.0	2,702.5
Total liabilities and stockholders’ equity	$5,056.3	$5,121.8
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(As Restated)	(As Restated)		(As Restated)
Net services revenue ($216.3 million and $433.1 million for the three and six months ended June 30, 2023, respectively, and $223.0 million and $439.7 million for the three and six months ended June 30, 2022, respectively, from related party)	$560.7	$391.9	$1,106.3	$777.6
Operating expenses:
Cost of services	445.9	313.0	880.6	607.5
Selling, general and administrative	62.6	30.3	109.6	59.9
Other expenses	28.3	96.1	58.5	114.0
Total operating expenses	536.8	439.4	1,048.7	781.4
Income (loss) from operations	23.9	(47.5)	57.6	(3.8)
Net interest expense	32.5	6.9	63.2	11.6
Loss before income tax benefit	(8.6)	(54.4)	(5.6)	(15.4)
Income tax benefit	(7.6)	(26.7)	(6.2)	(17.4)
Net income (loss)	$(1.0)	$(27.7)	$0.6	$2.0
Net income (loss) per common share:
Basic	$—	$(0.09)	$—	$0.01
Diluted	$—	$(0.09)	$—	$0.01
Weighted average shares used in calculating net income (loss) per common share:
Basic	418,525,625	294,658,635	417,939,489	286,746,902
Diluted	418,525,625	294,658,635	454,097,654	328,169,238
Consolidated statements of comprehensive income (loss)
Net income (loss)	$(1.0)	$(27.7)	$0.6	$2.0
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	4.9	(1.2)	3.2	(1.1)
Foreign currency translation adjustments	0.1	(3.2)	0.6	(4.6)
Total other comprehensive income (loss), net of tax	$5.0	$(4.4)	$3.8	$(5.7)
Comprehensive income (loss)	$4.0	$(32.1)	$4.4	$(3.7)
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022 (As Restated)	439,950,125	$4.4	(23,352,240)	$(281.8)	$3,123.3	$(140.0)	$(3.4)	$2,702.5
Share-based compensation expense	—	—	—	—	10.7	—	—	10.7
CoyCo 2 share-based compensation expense	—	—	—	—	1.8	—	—	1.8
Issuance of common stock related to share-based compensation plans	2,308,591	—	—	—	—	—	—	—
Exercise of vested stock options	180,453	—	—	—	0.5	—	—	0.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(910,566)	(13.2)	—	—	—	(13.2)
Net change on derivatives designated as cash flow hedges, net of tax of $0.5 million	—	—	—	—	—	—	(1.7)	(1.7)
Foreign currency translation adjustments	—	—	—	—	—	—	0.5	0.5
Net income	—	—	—	—	—	1.6	—	1.6
Balance at March 31, 2023 (As Restated)	442,439,169	$4.4	(24,262,806)	$(295.0)	$3,136.3	$(138.4)	$(4.6)	$2,702.7
Share-based compensation expense	—	—	—	—	20.7	—	—	20.7
CoyCo 2 share-based compensation expense	—	—	—	—	1.9	—	—	1.9
Issuance of common stock related to share-based compensation plans	812,138	—	—	—	—	—	—	—
Exercise of vested stock options	122,990	—	(4,118)	(0.1)	0.5	—	—	0.4
Acquisition of treasury stock related to share-based compensation plans	—	—	(295,994)	(4.7)	—	—	—	(4.7)
Net change on derivatives designated as cash flow hedges, net of tax of $1.6 million	—	—	—	—	—	—	4.9	4.9
Foreign currency translation adjustments	—	—	—	—	—	—	0.1	0.1
Net loss	—	—	—	—	—	(1.0)	—	(1.0)
Balance at June 30, 2023 (As Restated)	443,374,297	$4.4	(24,562,918)	$(299.8)	$3,159.4	$(139.4)	$0.4	$2,725.0
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021 (As Restated)	298,320,928	$3.0	(20,094,686)	$(215.2)	$630.9	$(76.7)	$(5.3)	$336.7
Share-based compensation expense	—	—	—	—	10.2	—	—	10.2
Issuance of common stock related to share-based compensation plans	1,757,955	—	—	—	—	—	—	—
Exercise of vested stock options	77,438	—	—	—	0.4	—	—	0.4
Acquisition of treasury stock related to share-based compensation plans	—	—	(727,768)	(18.7)	—	—	—	(18.7)
Repurchase of common stock	—	—	(8,000)	(0.2)	—	—	—	(0.2)
Net change on derivatives designated as cash flow hedges, net of tax of $0.0 million	—	—	—	—	—	—	0.1	0.1
Foreign currency translation adjustments	—	—	—	—	—	—	(1.4)	(1.4)
Net income	—	—	—	—	—	29.7	—	29.7
Balance at March 31, 2022 (As Restated)	300,156,321	$3.0	(20,830,454)	$(234.1)	$641.5	$(47.0)	$(6.6)	$356.8
Share-based compensation expense	—	—	—	—	11.6	—	—	11.6
Issuance of common stock related to share-based compensation plans	505,371	—	—	—	—	—	—	—
Issuance of common stock	135,929,742	1.4	—	—	2,386.1	—	—	2,387.5
Replacement awards issued in conjunction with acquisitions	—	—	—	—	11.3	—	—	11.3
Exercise of vested stock options	395,425	—	(2,282)	(0.1)	2.1	—	—	2.0
Acquisition of treasury stock related to share-based compensation plans	—	—	(153,157)	(3.5)	—	—	—	(3.5)
Net change on derivatives designated as cash flow hedges, net of tax of $0.4 million	—	—	—	—	—	—	(1.2)	(1.2)
Foreign currency translation adjustments	—	—	—	—	—	—	(3.2)	(3.2)
Net loss	—	—	—	—	—	(27.7)	—	(27.7)
Balance at June 30, 2022 (As Restated)	436,986,859	$4.4	(20,985,893)	$(237.7)	$3,052.6	$(74.7)	$(11.0)	$2,733.6
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2023	2022
		(As Restated)
Operating activities
Net income	$0.6	$2.0
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	134.8	43.6
Amortization of debt issuance costs	2.8	0.7
Share-based compensation	30.5	21.8
CoyCo 2 share-based compensation	3.7	—
Loss on disposal and right-of-use asset write-downs	4.9	2.7
Provision for credit losses	16.5	0.3
Deferred income taxes	(8.4)	(19.5)
Non-cash lease expense	5.8	6.0
Other	3.0	1.5
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(20.2)	(34.0)
Contract assets	(10.8)	(1.6)
Prepaid expenses and other assets	(5.7)	(22.4)
Accounts payable	(11.5)	5.0
Accrued compensation and benefits	(16.1)	(67.3)
Lease liabilities	(8.9)	(5.1)
Other liabilities	6.9	15.1
Customer liabilities and customer liabilities - related party	(15.8)	(14.3)
Net cash provided by (used in) operating activities	112.1	(65.5)
Investing activities
Purchases of property, equipment, and software	(48.7)	(42.7)
Acquisition of Cloudmed, net of cash acquired	—	(847.7)
Proceeds from disposal of assets	—	0.4
Other	1.5	—
Net cash used in investing activities	(47.2)	(890.0)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	—	1,016.6
Borrowings on revolver	30.0	30.0
Payment of debt issuance costs	—	(1.0)
Repayment of senior secured debt	(24.8)	(8.8)
Repayments on revolver	(40.0)	(20.0)
Payment of equity issuance costs	—	(2.0)
Exercise of vested stock options	0.9	2.5
Purchase of treasury stock	—	(0.6)
Shares withheld for taxes	(18.1)	(25.1)
Other	(0.1)	(0.1)
Net cash (used in) provided by financing activities	(52.1)	991.5
Effect of exchange rate changes in cash, cash equivalents and restricted cash	0.2	(2.6)
Net increase in cash, cash equivalents and restricted cash	13.0	33.4
Cash, cash equivalents and restricted cash, at beginning of period	110.1	130.1
Cash, cash equivalents and restricted cash, at end of period	$123.1	$163.5
Supplemental disclosures of cash flow information
Property, equipment and software purchases not paid	$29.4	$24.6
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

Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its unaudited consolidated financial statements as of June 30, 2023 and for the three and six month periods ended June 30, 2023 and 2022. See Note 15, Restatement of Previously Issued Consolidated Financial Statements, for more information about the prior period errors.

In addition to Note 15, the following footnotes have been updated to reflect the restatements made to the consolidated financial statements:

•2. Acquisitions
•7. Share-Based Compensation
•8. Other Expenses
•9. Income Taxes
•10. Earnings (Loss) Per Share

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

The fair value of assets acquired and liabilities assumed is:

Purchase Price Allocation
Total purchase consideration	$3,281.6

Allocation of consideration to assets acquired and liabilities assumed:
Cash and cash equivalents	$32.1
Accounts receivable	61.8
Current portion of contract assets	70.9
Property, equipment and software	5.0
Operating lease right-of-use assets	25.3
Non-current portion of contract assets	22.2
Intangible assets	1,366.5
Goodwill	2,085.0
Other assets	6.7
Accounts payable	(31.9)
Customer liabilities	(2.8)
Accrued compensation and benefits	(85.6)
Operating lease liabilities	(25.4)
Deferred income tax liabilities	(236.0)
Other liabilities	(12.2)
Net assets acquired	$3,281.6

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

Pro Forma Results

The following table summarizes, on a pro forma basis, the combined results of the Company as though the Cloudmed acquisition had occurred as of January 1, 2021. These pro forma results are not necessarily indicative of the actual consolidated results had the acquisition occurred as of that date or of the future consolidated operating results for any period. Pro forma results are:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net services revenue	$494.5	$980.9
Net income	$18.1	$25.9

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

7. Share-Based Compensation

The total share-based compensation expense relating to the Company’s stock options, RSUs, and performance-based restricted stock units (“PBRSUs”) that has been included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share-Based Compensation Expense Allocation Details:
Cost of services	$12.8	$5.1	$19.7	$9.4
Selling, general and administrative	9.1	6.6	14.5	12.4
Total share-based compensation expense (1)	$21.9	$11.7	$34.2	$21.8

Related tax benefits	$4.7	$2.1	$7.3	$3.9
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Business acquisition costs (1)	$2.0	$73.1	$2.1	$79.4
Integration costs (2)	8.1	9.1	23.9	9.5
Technology transformation (3)	3.7	—	7.3	—
Strategic initiatives (4)	6.4	2.5	10.8	2.8
Global business services center expansion project in the Philippines (5)	—	8.7	—	11.8
Facility-exit charges (6)	7.3	1.2	8.5	6.0
Other (7)	0.8	1.5	5.9	4.5
Total other expenses	$28.3	$96.1	$58.5	$114.0
(1) Costs, including legal, consulting, insurance premiums, and bank fees, that are directly related to the closing of business acquisitions and include changes to contingent consideration, if applicable. Costs also include compensation expenses incurred in connection with the close of the transactions.
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
(7) For the three and six months ended June 30, 2023, other includes $1.3 million and $6.8 million, respectively, of expenses related to the Company’s ongoing litigation matters. For the three and six months ended June 30, 2022, other includes $1.0 million and $2.4 million, respectively, of expenses related to the Company’s ongoing litigation matters. For further details, refer to Note 11, Commitments and Contingencies.

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
Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(1.0)	$(27.7)	$0.6	$2.0
Basic weighted-average common shares	418,525,625	294,658,635	417,939,489	286,746,902
Add: Effect of dilutive equity awards	—	—	4,259,246	5,838,531
Add: Effect of dilutive warrants	—	—	31,898,919	35,583,805
Diluted weighted average common shares	418,525,625	294,658,635	454,097,654	328,169,238
Net income (loss) per common share (basic)	$—	$(0.09)	$—	$0.01
Net income (loss) per common share (diluted)	$—	$(0.09)	$—	$0.01

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

As a result of correcting the accounting for certain acquiree compensation costs incurred in connection with acquisitions in 2022, 2021, and 2020, the Company updated the amount of goodwill that should have been recognized in the prior acquisitions and restated its unaudited Consolidated Balance Sheet as of June 30, 2023 and audited Consolidated Balance Sheet as of December 31, 2022. In addition to the errors described above, the Company is correcting certain items that were previously identified and concluded as immaterial, individually and in aggregate, to its unaudited consolidated financial statements as of June 30, 2023 and for the three and six month periods ended June 30, 2023 and 2022, as well as its audited Consolidated Balance Sheet as of December 31, 2022. These adjustments primarily consisted of an adjustment to income tax expense in the quarter ended June 30, 2023 to reverse a benefit that should have been recorded in the previous quarter and immaterial adjustments to the timing and amounts of capitalized assets, prepaid expenses, and accrued expenses for the relevant periods.

The tables below represent our restated consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022.

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
The effects of the restatement on the Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2022 are summarized in the following table:

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
As Previously Reported
Balance at December 31, 2021	298,320,928	$3.0	(20,094,686)	$(215.2)	$628.5	$(64.3)	$(5.3)	$346.7
Share-based compensation expense	—	—	—	—	10.2	—	—	10.2
Issuance of common stock related to share-based compensation plans	1,757,955	—	—	—	—	—	—	—
Exercise of vested stock options	77,438	—	—	—	0.4	—	—	0.4
Acquisition of treasury stock related to share-based compensation plans	—	—	(727,768)	(18.7)	—	—	—	(18.7)
Repurchases of common stock	—	—	(8,000)	(0.2)	—	—	—	(0.2)

Net change on derivatives designated as cash flow hedges, net of tax of $0.0 million	—	—	—	—	—	—	0.1	0.1
Foreign currency translation adjustment	—	—	—	—	—	—	(1.4)	(1.4)
Net income	—	—	—	—	—	29.4	—	29.4
Balance at March 31, 2022	300,156,321	$3.0	(20,830,454)	$(234.1)	$639.1	$(34.9)	$(6.6)	$366.5
Share-based compensation expense	—	—	—	—	11.6	—	—	11.6
Issuance of common stock related to share-based compensation plans	505,371	—	—	—	—	—	—	—
Issuance of common stock	135,929,742	1.4	—	—	2,386.1	—	—	2,387.5
Replacement awards issued in conjunction with acquisitions	—	—	—	—	11.3	—	—	11.3
Exercise of vested stock options	395,425	—	(2,282)	(0.1)	2.1	—	—	2.0
Acquisition of treasury stock related to share-based compensation plans	—	—	(153,157)	(3.5)	—	—	—	(3.5)
Net change on derivatives designated as cash flow hedges, net of tax of $0.4 million	—	—	—	—	—	—	(1.2)	(1.2)
Foreign currency translation adjustment	—	—	—	—	—	—	(3.2)	(3.2)
Net loss	—	—	—	—	—	(20.4)	—	(20.4)
Balance at June 30, 2022	436,986,859	$4.4	(20,985,893)	$(237.7)	$3,050.2	$(55.3)	$(11.0)	$2,750.6
Adjustments
Beginning balance as of January 1, 2021	—	$—	—	$—	$—	$(2.5)	$—	$(2.5)
Share-based compensation expense	—	—	—	—	2.4	—	—	2.4
Net income	—	—	—	—	—	(9.9)	—	(9.9)
Balance at December 31, 2021 (adjustment impacts)	—	$—	—	$—	$2.4	$(12.4)	$—	$(10.0)
Net income	—	—	—	—	—	0.3	—	0.3
Balance at March 31, 2022 (adjustment impacts)	—	$—	—	$—	$2.4	$(12.1)	$—	$(9.7)
Net loss	—	—	—	—	—	(7.3)	—	(7.3)
Balance at June 30, 2022 (adjustment impacts)	436,986,859	$—	—	$—	$2.4	$(19.4)	$—	$(17.0)
As Restated
Balance at December 31, 2021	298,320,928	$3.0	(20,094,686)	$(215.2)	$630.9	$(76.7)	$(5.3)	$336.7
Share-based compensation expense	—	—	—	—	10.2	—	—	10.2
Issuance of common stock related to share-based compensation plans	1,757,955	—	—	—	—	—	—	—
Exercise of vested stock options	77,438	—	—	—	0.4	—	—	0.4
Acquisition of treasury stock related to share-based compensation plans	—	—	(727,768)	(18.7)	—	—	—	(18.7)
Repurchases of common stock	—	—	(8,000)	(0.2)	—	—	—	(0.2)
Net change on derivatives designated as cash flow hedges, net of tax of $0.0 million	—	—	—	—	—	—	0.1	0.1
Foreign currency translation adjustment	—	—	—	—	—	—	(1.4)	(1.4)
Net income	—	—	—	—	—	29.7	—	29.7
Balance at March 31, 2022	300,156,321	$3.0	(20,830,454)	$(234.1)	$641.5	$(47.0)	$(6.6)	$356.8
Share-based compensation expense	—	—	—	—	11.6	—	—	11.6
Issuance of common stock related to share-based compensation plans	505,371	—	—	—	—	—	—	—
Issuance of common stock	135,929,742	1.4	—	—	2,386.1	—	—	2,387.5
Replacement awards issued in conjunction with acquisitions	—	—	—	—	11.3	—	—	11.3

Exercise of vested stock options	395,425	—	(2,282)	(0.1)	2.1	—	—	2.0
Acquisition of treasury stock related to share-based compensation plans	—	—	(153,157)	(3.5)	—	—	—	(3.5)
Net change on derivatives designated as cash flow hedges, net of tax of $0.4 million	—	—	—	—	—	—	(1.2)	(1.2)
Foreign currency translation adjustment	—	—	—	—	—	—	(3.2)	(3.2)
Net loss	—	—	—	—	—	(27.7)	—	(27.7)
Balance at June 30, 2022	436,986,859	$4.4	(20,985,893)	$(237.7)	$3,052.6	$(74.7)	$(11.0)	$2,733.6
The effects of the restatement on the Consolidated Statement of Cash Flows for the six months ended June 30, 2022 are summarized in the following table:

	For the six months ended June 30, 2022
	As Previously Reported	Adjustment	As Restated
	In millions
Operating activities
Net income	$9.0	$(7.0)	$2.0
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	43.6	—	43.6
Amortization of debt issuance costs	0.7	—	0.7
Share-based compensation	21.7	0.1	21.8
Loss on disposal and right-of-use asset write-downs	2.7	—	2.7
Provision for credit losses	0.3	—	0.3
Deferred income taxes	(17.5)	(2.0)	(19.5)
Non-cash lease expense	6.0	—	6.0
Other	1.5	—	1.5
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(34.0)	—	(34.0)
Contract assets	(1.6)	—	(1.6)
Prepaid expenses and other assets	(20.0)	(2.4)	(22.4)
Accounts payable	5.0	—	5.0
Accrued compensation and benefits	(76.1)	8.8	(67.3)
Lease liabilities	(5.1)	—	(5.1)
Other liabilities	13.5	1.6	15.1
Customer liabilities and customer liabilities - related party	(15.2)	0.9	(14.3)
Net cash used in operating activities	(65.5)	—	(65.5)
Investing activities
Purchases of property, equipment, and software	(42.7)	—	(42.7)
Acquisition of Cloudmed, net of cash acquired	(847.7)	—	(847.7)
Proceeds from disposal of assets	0.4	—	0.4
Net cash used in investing activities	(890.0)	—	(890.0)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	1,016.6	—	1,016.6
Borrowings on revolver	30.0	—	30.0
Payment of debt issuance costs	(1.0)	—	(1.0)
Repayment of senior secured debt	(8.8)	—	(8.8)
Repayments on revolver	(20.0)	—	(20.0)
Payment of equity issuance costs	(2.0)	—	(2.0)
Exercise of vested stock options	2.5	—	2.5
Purchase of treasury stock	(0.6)	—	(0.6)
Shares withheld for taxes	(25.1)	—	(25.1)
Other	(0.1)	—	(0.1)
Net cash provided by financing activities	991.5	—	991.5
Effect of exchange rate changes in cash	(2.6)	—	(2.6)
Net increase in cash, cash equivalents, and restricted cash	33.4	—	33.4
Cash, cash equivalents, and restricted cash at beginning of period	130.1	—	130.1
Cash and cash equivalents, end of year	$163.5	$—	$163.5
Supplemental disclosures of cash flow information
Property, equipment and software purchases not paid	$24.6	$—	$24.6

As of and for the three and six months ended June 30, 2023
The effects of the restatement on the Consolidated Balance Sheet as of June 30, 2023 are summarized in the following table:

	As of June 30, 2023
	As Previously Reported	Adjustment	As Restated
	In millions
Assets
Current assets:
Cash and cash equivalents	$123.1	$—	$123.1
Accounts receivable, net of $31.5 million allowance	245.2	—	245.2
Accounts receivable - related party, net of $0.1 million allowance	18.4	—	18.4
Current portion of contract assets, net	89.9	—	89.9
Prepaid expenses and other current assets	108.3	—	108.3
Total current assets	584.9	—	584.9
Property, equipment and software, net	181.8	—	181.8
Operating lease right-of-use assets	74.8	—	74.8
Non-current portion of contract assets, net	37.8	—	37.8
Non-current portion of deferred contract costs	30.1	—	30.1
Intangible assets, net	1,413.2	—	1,413.2
Goodwill	2,647.4	(18.0)	2,629.4
Deferred tax assets	10.5	—	10.5
Other assets	93.7	0.1	93.8
Total assets	$5,074.2	$(17.9)	$5,056.3
Liabilities
Current liabilities:
Accounts payable	$26.1	$—	$26.1
Current portion of customer liabilities	41.9	—	41.9
Current portion of customer liabilities - related party	7.8	—	7.8
Accrued compensation and benefits	93.1	—	93.1
Current portion of operating lease liabilities	19.4	—	19.4
Current portion of long-term debt	62.6	—	62.6
Accrued expenses and other current liabilities	74.3	—	74.3
Total current liabilities	325.2	—	325.2
Non-current portion of customer liabilities	4.9	—	4.9
Non-current portion of customer liabilities - related party	12.7	—	12.7
Non-current portion of operating lease liabilities	89.3	—	89.3
Long-term debt	1,691.5	—	1,691.5
Deferred tax liabilities	184.0	0.1	184.1
Other non-current liabilities	23.6	—	23.6
Total liabilities	2,331.2	0.1	2,331.3

Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized, 443,374,297 shares issued and 418,811,379 shares outstanding at June 30, 2023	4.4	—	4.4
Additional paid-in capital	3,159.3	0.1	3,159.4
Accumulated deficit	(121.3)	(18.1)	(139.4)
Accumulated other comprehensive loss	0.4	—	0.4
Treasury stock, at cost, 24,562,918 shares as of June 30, 2023	(299.8)	—	(299.8)
Total stockholders’ equity	2,743.0	(18.0)	2,725.0
Total liabilities and stockholders’ equity	$5,074.2	$(17.9)	$5,056.3

The effects of the restatement on the Consolidated Statement of Operations and Comprehensive Income for the three months ended June 30, 2023 are summarized in the following table:

	For the three months ended June 30, 2023
	As Previously Reported	Adjustment		As Restated
	In millions, except per share data
Net services revenue ($216.3 million for the three months ended June 30, 2023 from related party)	$560.7	$—		$560.7
Operating expenses:
Cost of services	445.9	—		445.9
Selling, general and administrative	62.6	—		62.6
Other	28.3	—		28.3
Total operating expenses	536.8	—		536.8
Income from operations	23.9	—		23.9
Net interest expense	32.5	—		32.5
Loss before income tax benefit	(8.6)	—		(8.6)
Income tax benefit	(8.9)	1.3		(7.6)
Net income (loss)	$0.3	$(1.3)		$(1.0)
Net income (loss) per common share:
Basic	$—	$—		$—
Diluted	$—	$—		$—
Weighted average shares used in calculating net income (loss) per common share:
Basic	418,525,625	—		418,525,625
Diluted	455,245,607	(36,719,982)	(1)	418,525,625
Consolidated statements of comprehensive income
Net income (loss)	$0.3	$(1.3)		$(1.0)
Other comprehensive income:
Net change on derivatives designated as cash flow hedges, net of tax	4.9	—		4.9
Foreign currency translation adjustments	0.1	—		0.1
Total other comprehensive income, net of tax	$5.0	$—		$5.0
Comprehensive income	$5.3	$(1.3)		$4.0
(1) Diluted share count was adjusted to remove the effect of a potential anti-dilution given the net loss on an as restated basis.
The effects of the restatement on the Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2023 are summarized in the following table:

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
As Previously Reported
Balance at December 31, 2022	439,950,125	$4.4	(23,352,240)	$(281.8)	$3,123.2	$(121.9)	$(3.4)	$2,720.5
Share-based compensation expense	—	—	—	—	10.7	—	—	10.7
CoyCo 2 share-based compensation expense	—	—	—	—	1.8	—	—	1.8
Issuance of common stock related to share-based compensation plans	2,308,591	—	—	—	—	—	—	—
Exercise of vested stock options	180,453	—	—	—	0.5	—	—	0.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(910,566)	(13.2)	—	—	—	(13.2)

Net change on derivatives designated as cash flow hedges, net of tax of $0.5 million	—	—	—	—	—	—	(1.7)	(1.7)
Foreign currency translation adjustment	—	—	—	—	—	—	0.5	0.5
Net income	—	—	—	—	—	0.3	—	0.3
Balance at March 31, 2023	442,439,169	$4.4	(24,262,806)	$(295.0)	$3,136.2	$(121.6)	$(4.6)	$2,719.4
Share-based compensation expense	—	—	—	—	20.7	—	—	20.7
CoyCo 2 share-based compensation expense	—	—	—	—	1.9	—	—	1.9
Issuance of common stock related to share-based compensation plans	812,138	—	—	—	—	—	—	—
Exercise of vested stock options	122,990	—	(4,118)	(0.1)	0.5	—	—	0.4
Acquisition of treasury stock related to share-based compensation plans	—	—	(295,994)	(4.7)	—	—	—	(4.7)
Net change on derivatives designated as cash flow hedges, net of tax of $1.6 million	—	—	—	—	—	—	4.9	4.9
Foreign currency translation adjustment	—	—	—	—	—	—	0.1	0.1
Net income	—	—	—	—	—	0.3	—	0.3
Balance at June 30, 2023	443,374,297	$4.4	(24,562,918)	$(299.8)	$3,159.3	$(121.3)	$0.4	$2,743.0
Adjustments
Beginning balance as of January 1, 2022	—	$—	—	$—	$2.4	$(12.4)	$—	$(10.0)
Share-based compensation expense	—	—	—	—	(2.3)	—	—	(2.3)
Net loss	—	—	—	—	—	(5.7)	—	(5.7)
Balance at December 31, 2022 (adjustment impacts)	—	$—	—	$—	$0.1	$(18.1)	$—	$(18.0)
Share-based compensation expense	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	1.3	—	1.3
Balance at March 31, 2023 (adjustment impacts)	—	$—	—	$—	$0.1	$(16.8)	$—	$(16.7)
Share-based compensation expense	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1.3)	—	(1.3)
Balance at June 30, 2023 (adjustment impacts)	—	$—	—	$—	$0.1	$(18.1)	$—	$(18.0)
As Restated
Balance at December 31, 2022	439,950,125	$4.4	(23,352,240)	$(281.8)	$3,123.3	$(140.0)	$(3.4)	$2,702.5
Share-based compensation expense	—	—	—	—	10.7	—	—	10.7
CoyCo 2 share-based compensation expense	—	—	—	—	1.8	—	—	1.8
Issuance of common stock related to share-based compensation plans	2,308,591	—	—	—	—	—	—	—
Exercise of vested stock options	180,453	—	—	—	0.5	—	—	0.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(910,566)	(13.2)	—	—	—	(13.2)
Net change on derivatives designated as cash flow hedges, net of tax of $0.5 million	—	—	—	—	—	—	(1.7)	(1.7)
Foreign currency translation adjustment	—	—	—	—	—	—	0.5	0.5
Net income	—	—	—	—	—	1.6	—	1.6
Balance at March 31, 2023	442,439,169	$4.4	(24,262,806)	$(295.0)	$3,136.3	$(138.4)	$(4.6)	$2,702.7
Share-based compensation expense	—	—	—	—	20.7	—	—	20.7

CoyCo 2 share-based compensation expense	—	—	—	—	1.9	—	—	1.9
Issuance of common stock related to share-based compensation plans	812,138	—	—	—	—	—	—	—
Exercise of vested stock options	122,990	—	(4,118)	(0.1)	0.5	—	—	0.4
Acquisition of treasury stock related to share-based compensation plans	—	—	(295,994)	(4.7)	—	—	—	(4.7)
Net change on derivatives designated as cash flow hedges, net of tax of $1.6 million	—	—	—	—	—	—	4.9	4.9
Foreign currency translation adjustment	—	—	—	—	—	—	0.1	0.1
Net loss	—	—	—	—	—	(1.0)	—	(1.0)
Balance at June 30, 2023	443,374,297	$4.4	(24,562,918)	$(299.8)	$3,159.4	$(139.4)	$0.4	$2,725.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context indicates otherwise, references in this Amendment No. 1 to Quarterly Report on Form 10-Q (this “Amendment”) to “R1,” “the Company,” “we,” “our,” and “us” mean R1 RCM Inc. and its subsidiaries.

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

Restatement of Previously Issued Consolidated Financial Statements
We have restated our unaudited consolidated financial statements as of June 30, 2023 and for the three and six month periods ended June 30, 2023 and 2022 contained in this Amendment. Refer to the Explanatory Note for background on the restatement, the fiscal and interim periods impacted, internal control considerations, and other information. As a result, the previously reported financial information for the three and six months ended June 30, 2023 and 2022 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been updated to reflect the relevant restatements. See Note 15, Restatement of Previously Issued Consolidated Financial Statements, in Item 1, Financial Statements, for additional information related to the restatement, including descriptions of the adjustments and the impacts on our consolidated financial statements.

Other than the effect of the restatement, this section has not been otherwise modified and does not reflect any information or events occurring after August 2, 2023, the filing date of the Original 10-Q Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.
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

CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended June 30,		2023 vs. 2022 Change		Six Months Ended June 30,		2023 vs. 2022 Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(In millions, except percentages)
Consolidated Statement of Operations Data:
Net operating fees	$357.8	$318.3	$39.5	12%	$718.8	$641.1	$77.7	12%
Incentive fees	30.8	29.9	0.9	3%	54.4	60.1	(5.7)	(9)%
Modular and other	172.1	43.7	128.4	294%	333.1	76.4	256.7	336%
Total net services revenue	560.7	391.9	168.8	43%	1,106.3	777.6	328.7	42%
Operating expenses:
Cost of services	445.9	313.0	132.9	42%	880.6	607.5	273.1	45%
Selling, general and administrative	62.6	30.3	32.3	107%	109.6	59.9	49.7	83%
Other expenses	28.3	96.1	(67.8)	(71)%	58.5	114.0	(55.5)	(49)%
Total operating expenses	536.8	439.4	97.4	22%	1,048.7	781.4	267.3	34%
Income (loss) from operations	23.9	(47.5)	71.4	(150)%	57.6	(3.8)	61.4	(1,616)%
Net interest expense	32.5	6.9	25.6	371%	63.2	11.6	51.6	445%
Net loss before income tax benefit	(8.6)	(54.4)	45.8	(84)%	(5.6)	(15.4)	9.8	(64)%
Income tax benefit	(7.6)	(26.7)	19.1	(72)%	(6.2)	(17.4)	11.2	(64)%
Net income (loss)	$(1.0)	$(27.7)	$26.7	(96)%	$0.6	$2.0	$(1.4)	(70)%

Adjusted EBITDA (1)	$142.9	$85.0	$57.9	68%	$285.1	$175.6	$109.5	62%

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
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) before net interest income/expense, income tax provision/benefit, depreciation and amortization expense, share-based compensation expense, CoyCo 2, L.P. (“CoyCo 2”) share-based compensation expense, and other expense items detailed in Note 8, Other Expenses, to the consolidated financial statements included in this Amendment, including business acquisition costs, integration costs, technology transformation, strategic initiatives, the global business services center expansion project in the Philippines, and facility-exit charges.

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

	Three Months Ended June 30,		2023 vs. 2022 Change		Six Months Ended June 30,		2023 vs. 2022 Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(In millions, except percentages)
Net income (loss)	$(1.0)	$(27.7)	$26.7	(96)%	$0.6	$2.0	$(1.4)	(70)%
Net interest expense	32.5	6.9	25.6	371%	63.2	11.6	51.6	445%
Income tax benefit	(7.6)	(26.7)	19.1	(72)%	(6.2)	(17.4)	11.2	(64)%
Depreciation and amortization expense	68.8	24.7	44.1	179%	134.8	43.6	91.2	209%
Share-based compensation expense (1)	20.0	11.7	8.3	71%	30.5	21.8	8.7	40%
CoyCo 2 share-based compensation expense (2)	1.9	—	1.9	100%	3.7	—	3.7	100%
Other expenses (3)	28.3	96.1	(67.8)	(71)%	58.5	114.0	(55.5)	(49)%
Adjusted EBITDA (non-GAAP)	$142.9	$85.0	$57.9	68%	$285.1	$175.6	$109.5	62%

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
Cost of Services
Cost of services primarily consists of wages and benefits of personnel that perform services for our customers and any related supplies, equipment, or facility costs utilized by these employees, which includes our global shared service centers in India and the Philippines. It also includes cost of services provided to our customers by vendors directly contracted by R1 or assigned to R1 at contract inception. Cost of services increased by $132.9 million, or 42%, from $313.0 million for the three months ended June 30, 2022, to $445.9 million for the three months ended June 30, 2023. The increase in cost of services was primarily driven by the Cloudmed acquisition, particularly due to expenses related to personnel and vendors required to maintain legacy Cloudmed operations, as well as the cost related to onboarding new end-to-end customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $32.3 million, or 107%, from $30.3 million for the three months ended June 30, 2022, to $62.6 million for the three months ended June 30, 2023. The increase was driven by the Cloudmed acquisition, specifically compensation costs and software licensing and maintenance costs, and an $11.6 million increase in allowance for credit losses to fully reserve the outstanding accounts receivable exposure of a large physician customer that recently announced plans to cease operations.
Other Expenses
Other expenses decreased by $67.8 million, or 71%, from $96.1 million for the three months ended June 30, 2022, to $28.3 million for the three months ended June 30, 2023. See Note 8, Other Expenses, to the consolidated financial statements included in this Amendment for the details of the costs included in this total for the comparative periods.

Income Taxes
Income tax benefit decreased by $19.1 million from $26.7 million for the three months ended June 30, 2022, to $7.6 million for the three months ended June 30, 2023, primarily due to higher pre-tax income, a loss of $54.4 million for the three months ended June 30, 2022 vs a loss of $8.6 million for the three months ended June 30, 2023. Our effective tax rate (including discrete items) was approximately 88% and 49% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate for the three months ended June 30, 2023 was higher than the statutory federal tax rate due to state income taxes, certain non-deductible compensation, and taxes on foreign source income. The effective tax rate for the three months ended June 30, 2022 was higher than the federal statutory tax rate due to state income taxes, certain non-deductible compensation, non-deductible transaction costs, and taxes on foreign source income. Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
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
Cost of Services
Cost of services primarily consists of wages and benefits of personnel that perform services for our customers and any related supplies, equipment, or facility costs utilized by these employees, which includes our global shared service centers in India and the Philippines. It also includes cost of services provided to our customers by vendors directly contracted by R1 or assigned to R1 at contract inception. Cost of services increased by $273.1 million, or 45%, from $607.5 million for the six months ended June 30, 2022, to $880.6 million for the six months ended June 30, 2023. The increase in cost of services was primarily driven by the Cloudmed acquisition, particularly due to expenses related to personnel and vendors required to maintain legacy Cloudmed operations, as well as the cost related to onboarding new end-to-end customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $49.7 million, or 83%, from $59.9 million for the six months ended June 30, 2022, to $109.6 million for the six months ended June 30, 2023. The increase was driven by the Cloudmed acquisition, specifically compensation costs and software licensing and maintenance costs, and an $11.6 million increase in allowance for credit losses to fully reserve the outstanding accounts receivable exposure of a large physician customer that recently announced plans to cease operations.
Other Expenses
Other expenses decreased by $55.5 million, or 49%, from $114.0 million for the six months ended June 30, 2022, to $58.5 million for the six months ended June 30, 2023. See Note 8, Other Expenses, to the consolidated financial statements included in this Amendment for the details of the costs included in this total for the comparative periods.

Income Taxes
Income tax benefit decreased by $11.2 million from $17.4 million for the six months ended June 30, 2022, to $6.2 million for the six months ended June 30, 2023, primarily due to higher pre-tax income and lower discrete benefit for stock windfall. Our effective tax rate (including discrete items) was approximately 111% and 113% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate for the six months ended June 30, 2023 was higher than federal statutory tax rate primarily due to state income taxes, non-deductible compensation, and taxes on foreign source income. The effective tax rate for the six months ended June 30, 2022 was higher than federal statutory tax rate due to state income taxes, non-deductible transaction costs, non-deductible compensation, and taxes on foreign source income. Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
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

In connection with the preparation of this Amendment, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described in Amendment No. 1 on Form 10-K/A for the year ended December 31, 2022.
Remediation of Material Weakness in Internal Control Over Financial Reporting
Management is actively engaged in the implementation of remediation measures to address the internal control deficiencies that resulted in the material weakness in internal control over financial reporting as of June 30, 2023. The Company’s remediation actions are being overseen by the Audit Committee of the Board of Directors, and include, but are not limited to, the following:

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

We will continue to modify our remediation plan and may implement additional measures as we complete the redesign and operation of our internal controls in this area. We believe that, once implemented, these additional internal control activities will strengthen our internal control over financial reporting and remediate the material weakness; however, remediation will not be confirmed until management has completed the requisite remediation activities, and tested the design and operation of such controls, which is expected to be complete prior to the Company’s filing of the Annual Report on Form 10-K for the year ending December 31, 2023.

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