Form 10-Q
period 2023-09-30
R1 RCM Inc. /DE
filed 2023-12-04
CIK 1910851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2023
OR
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐    No  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of November 30, 2023, the registrant had 419,308,156 shares of common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	(Unaudited)
	September 30,	December 31,
	2023	2022
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$164.9	$110.1
Accounts receivable, net of $38.1 million and $15.1 million allowance as of September 30, 2023 and December 31, 2022, respectively	248.7	235.2
Accounts receivable - related party, net of $0.1 million allowance as of September 30, 2023 and December 31, 2022	23.9	25.0
Current portion of contract assets, net	89.2	83.9
Prepaid expenses and other current assets	112.7	110.3
Total current assets	639.4	564.5
Property, equipment and software, net	183.6	164.8
Operating lease right-of-use assets	65.4	80.5
Non-current portion of contract assets, net	37.8	32.0
Non-current portion of deferred contract costs	31.3	26.7
Intangible assets, net	1,362.4	1,514.5
Goodwill	2,629.4	2,640.3
Deferred tax assets	10.4	10.4
Other assets	80.4	88.1
Total assets	$5,040.1	$5,121.8
Liabilities
Current liabilities:
Accounts payable	$20.1	$33.4
Current portion of customer liabilities	44.4	57.5
Current portion of customer liabilities - related party	5.8	7.4
Accrued compensation and benefits	120.7	109.0
Current portion of operating lease liabilities	19.0	18.0
Current portion of long-term debt	67.0	53.9
Accrued expenses and other current liabilities	60.7	70.5
Total current liabilities	337.7	349.7
Non-current portion of customer liabilities	2.9	5.0
Non-current portion of customer liabilities - related party	12.2	13.7
Non-current portion of operating lease liabilities	83.1	94.4
Long-term debt	1,646.0	1,732.6
Deferred tax liabilities	190.7	200.8
Other non-current liabilities	24.1	23.1
Total liabilities	2,296.7	2,419.3

Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized, 443,699,047 shares issued and 419,057,965 shares outstanding at September 30, 2023; 750,000,000 shares authorized, 439,950,125 shares issued and 416,597,885 shares outstanding at December 31, 2022	4.4	4.4
Additional paid-in capital	3,180.0	3,123.3
Accumulated deficit	(138.1)	(140.0)
Accumulated other comprehensive loss	(1.7)	(3.4)
Treasury stock, at cost, 24,641,082 shares as of September 30, 2023; 23,352,240 shares as of December 31, 2022	(301.2)	(281.8)
Total stockholders’ equity	2,743.4	2,702.5
Total liabilities and stockholders’ equity	$5,040.1	$5,121.8
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Net services revenue ($227.3 million and $660.4 million for the three and nine months ended September 30, 2023, respectively, and $218.1 million and $657.8 million for the three and nine months ended September 30, 2022, respectively, from related party)	$572.8	$495.5	$1,679.1	$1,273.1
Operating expenses:
Cost of services	447.5	403.9	1,328.1	1,011.4
Selling, general and administrative	54.7	58.3	164.3	118.2
Other expenses	29.4	28.5	87.9	142.5
Total operating expenses	531.6	490.7	1,580.3	1,272.1
Income from operations	41.2	4.8	98.8	1.0
Net interest expense	32.1	23.7	95.3	35.3
Income (loss) before income tax provision (benefit)	9.1	(18.9)	3.5	(34.3)
Income tax provision (benefit)	7.8	9.8	1.6	(7.6)
Net income (loss)	$1.3	$(28.7)	$1.9	$(26.7)
Net income (loss) per common share:
Basic	$—	$(0.07)	$—	$(0.08)
Diluted	$—	$(0.07)	$—	$(0.08)
Weighted average shares used in calculating net income (loss) per common share:
Basic	419,008,998	417,700,782	418,299,910	330,877,880
Diluted	456,364,024	417,700,782	454,837,597	330,877,880
Consolidated statements of comprehensive income (loss)
Net income (loss)	$1.3	$(28.7)	$1.9	$(26.7)
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	(0.8)	9.2	2.4	8.1
Foreign currency translation adjustments	(1.3)	(2.2)	(0.7)	(6.8)
Total other comprehensive income (loss), net of tax	$(2.1)	$7.0	$1.7	$1.3
Comprehensive income (loss)	$(0.8)	$(21.7)	$3.6	$(25.4)
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022 (As Restated)	439,950,125	$4.4	(23,352,240)	$(281.8)	$3,123.3	$(140.0)	$(3.4)	$2,702.5
Share-based compensation expense	—	—	—	—	10.7	—	—	10.7
CoyCo 2 share-based compensation expense	—	—	—	—	1.8	—	—	1.8
Issuance of common stock related to share-based compensation plans	2,308,591	—	—	—	—	—	—	—
Exercise of vested stock options	180,453	—	—	—	0.5	—	—	0.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(910,566)	(13.2)	—	—	—	(13.2)
Net change on derivatives designated as cash flow hedges, net of tax of $0.5 million	—	—	—	—	—	—	(1.7)	(1.7)
Foreign currency translation adjustments	—	—	—	—	—	—	0.5	0.5
Net income	—	—	—	—	—	1.6	—	1.6
Balance at March 31, 2023 (As Restated)	442,439,169	$4.4	(24,262,806)	$(295.0)	$3,136.3	$(138.4)	$(4.6)	$2,702.7
Share-based compensation expense	—	—	—	—	20.7	—	—	20.7
CoyCo 2 share-based compensation expense	—	—	—	—	1.9	—	—	1.9
Issuance of common stock related to share-based compensation plans	812,138	—	—	—	—	—	—	—
Exercise of vested stock options	122,990	—	(4,118)	(0.1)	0.5	—	—	0.4
Acquisition of treasury stock related to share-based compensation plans	—	—	(295,994)	(4.7)	—	—	—	(4.7)
Net change on derivatives designated as cash flow hedges, net of tax of $1.6 million	—	—	—	—	—	—	4.9	4.9
Foreign currency translation adjustments	—	—	—	—	—	—	0.1	0.1
Net loss	—	—	—	—	—	(1.0)	—	(1.0)
Balance at June 30, 2023 (As Restated)	443,374,297	$4.4	(24,562,918)	$(299.8)	$3,159.4	$(139.4)	$0.4	$2,725.0
Share-based compensation expense	—	—	—	—	18.7	—	—	18.7
CoyCo 2 share-based compensation expense	—	—	—	—	1.7	—	—	1.7
Issuance of common stock related to share-based compensation plans	225,616	—	—	—	—	—	—	—
Exercise of vested stock options	99,134	—	—	—	0.2	—	—	0.2
Acquisition of treasury stock related to share-based compensation plans	—	—	(78,164)	(1.4)	—	—	—	(1.4)
Net change on derivatives designated as cash flow hedges, net of tax of $0.3 million	—	—	—	—	—	—	(0.8)	(0.8)
Foreign currency translation adjustments	—	—	—	—	—	—	(1.3)	(1.3)
Net income	—	—	—	—	—	1.3	—	1.3
Balance at September 30, 2023	443,699,047	$4.4	(24,641,082)	$(301.2)	$3,180.0	$(138.1)	$(1.7)	$2,743.4
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021 (As Restated)	298,320,928	$3.0	(20,094,686)	$(215.2)	$630.9	$(76.7)	$(5.3)	$336.7
Share-based compensation expense	—	—	—	—	10.2	—	—	10.2
Issuance of common stock related to share-based compensation plans	1,757,955	—	—	—	—	—	—	—
Exercise of vested stock options	77,438	—	—	—	0.4	—	—	0.4
Acquisition of treasury stock related to share-based compensation plans	—	—	(727,768)	(18.7)	—	—	—	(18.7)
Repurchase of common stock	—	—	(8,000)	(0.2)	—	—	—	(0.2)
Net change on derivatives designated as cash flow hedges, net of tax of $0.0 million	—	—	—	—	—	—	0.1	0.1
Foreign currency translation adjustments	—	—	—	—	—	—	(1.4)	(1.4)
Net income	—	—	—	—	—	29.7	—	29.7
Balance at March 31, 2022 (As Restated)	300,156,321	$3.0	(20,830,454)	$(234.1)	$641.5	$(47.0)	$(6.6)	$356.8
Share-based compensation expense	—	—	—	—	11.6	—	—	11.6
Issuance of common stock related to share-based compensation plans	505,371	—	—	—	—	—	—	—
Issuance of common stock	135,929,742	1.4	—	—	2,386.1	—	—	2,387.5
Replacement awards issued in conjunction with acquisitions	—	—	—	—	11.3	—	—	11.3
Exercise of vested stock options	395,425	—	(2,282)	(0.1)	2.1	—	—	2.0
Acquisition of treasury stock related to share-based compensation plans	—	—	(153,157)	(3.5)	—	—	—	(3.5)
Net change on derivatives designated as cash flow hedges, net of tax of $0.4 million	—	—	—	—	—	—	(1.2)	(1.2)
Foreign currency translation adjustments	—	—	—	—	—	—	(3.2)	(3.2)
Net loss	—	—	—	—	—	(27.7)	—	(27.7)
Balance at June 30, 2022 (As Restated)	436,986,859	$4.4	(20,985,893)	$(237.7)	$3,052.6	$(74.7)	$(11.0)	$2,733.6
Share-based compensation expense	—	—	—	—	22.4	—	—	22.4
CoyCo 2 share-based compensation expense	—	—	—	—	3.0	—	—	3.0
Issuance of common stock related to share-based compensation plans	189,566	—	—	—	—	—	—	—
Issuance of common stock	1,403,687	—	—	—	24.3	—	—	24.3
Exercise of vested stock options	806,597	—	—	—	2.1	—	—	2.1
Acquisition of treasury stock related to share-based compensation plans	—	—	(84,547)	(1.9)	—	—	—	(1.9)
Repurchases of common stock	—	—	(594,126)	(12.6)	—	—	—	(12.6)
Net change on derivatives designated as cash flow hedges, net of tax of $3.1 million	—	—	—	—	—	—	9.2	9.2
Foreign currency translation adjustments	—	—	—	—	—	—	(2.2)	(2.2)
Net loss	—	—	—	—	—	(28.7)	—	(28.7)
Balance at September 30, 2022 (As Restated)	439,386,709	$4.4	(21,664,566)	$(252.2)	$3,104.4	$(103.4)	$(4.0)	$2,749.2
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2023	2022
		(As Restated)
Operating activities
Net income (loss)	$1.9	$(26.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	205.6	107.8
Amortization of debt issuance costs	4.3	2.2
Share-based compensation	48.9	43.9
CoyCo 2 share-based compensation	5.4	3.0
Loss on disposal and right-of-use asset write-downs	10.3	3.9
Provision for credit losses	24.1	10.7
Deferred income taxes	(1.5)	(9.1)
Non-cash lease expense	8.7	10.5
Other	3.6	1.5
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(36.7)	(29.2)
Contract assets	(10.0)	(12.8)
Prepaid expenses and other assets	(22.0)	(39.2)
Accounts payable	(15.0)	(23.9)
Accrued compensation and benefits	12.0	(71.3)
Lease liabilities	(13.4)	(11.4)
Other liabilities	12.9	(3.3)
Customer liabilities and customer liabilities - related party	(17.8)	3.9
Net cash provided by (used in) operating activities	221.3	(39.5)
Investing activities
Purchases of property, equipment, and software	(81.1)	(74.6)
Acquisition of Cloudmed, net of cash acquired	—	(847.7)
Proceeds from disposal of assets	—	0.4
Other	5.5	—
Net cash used in investing activities	(75.6)	(921.9)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	—	1,016.6
Borrowings on revolver	30.0	30.0
Payment of debt issuance costs	—	(1.0)
Repayment of senior secured debt	(37.1)	(13.1)
Repayments on revolver	(70.0)	(30.0)
Payment of equity issuance costs	—	(2.0)
Exercise of vested stock options	1.3	4.6
Purchase of treasury stock	—	(12.5)
Shares withheld for taxes	(20.0)	(26.9)
Other	5.3	(0.2)
Net cash (used in) provided by financing activities	(90.5)	965.5
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(0.4)	(3.1)
Net increase in cash, cash equivalents and restricted cash	54.8	1.0
Cash, cash equivalents and restricted cash, at beginning of period	110.1	130.1
Cash, cash equivalents and restricted cash, at end of period	$164.9	$131.1
Supplemental disclosures of cash flow information
Property, equipment and software purchases not paid	$20.3	$27.4
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
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the Company’s financial position as of September 30, 2023, the results of operations of the Company for the three and nine months ended September 30, 2023 and 2022, and the cash flows of the Company for the nine months ended September 30, 2023 and 2022. These financial statements include the accounts of R1 RCM Inc. and its wholly owned subsidiaries. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2023.
When preparing financial statements in conformity with GAAP, the Company makes a number of significant estimates, assumptions, and judgments in the preparation of the financial statements. Actual results could differ from those estimates. For a more complete discussion of the Company’s significant accounting policies and other information, the unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Company’s Amendment No. 1 on Form 10-K/A, which amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023 (the “2022 Form 10-K”).
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
Restatement of Previously Issued Consolidated Financial Statements
The Company has restated its unaudited consolidated financial statements for the three and nine months ended September 30, 2022. See Note 15, Restatement of Previously Issued Consolidated Financial Statements, for more information about the prior period errors.

In addition to Note 15, the following footnotes reflect the impact of the restatements made to the previously issued consolidated financial statements:
•2. Acquisitions
•3. Revenue Recognition
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

The final value of assets acquired and liabilities assumed was:

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

Measurement period adjustments

In 2023, the Company performed various measurement period adjustments due to additional information received since December 31, 2022. The significant adjustments included a reduction to deferred income tax liabilities and a corresponding decrease to goodwill of $9.4 million related to updated tax return information. The measurement period for the Cloudmed acquisition ended during the second quarter of 2023.

RevWorks

In 2020, the Company purchased certain assets relating to the RevWorks services business from Cerner Corporation. In accordance with the purchase agreement, the Company paid the first deferred payment of $12.5 million in the third quarter of 2021 and was required to make a second deferred payment of $12.5 million.

The two deferred payments related to the RevWorks acquisition were contractual obligations of the Company; however, they were refundable, in whole or in part, to the Company if certain RevWorks customer revenue targets defined in the purchase agreement for the first two years following the acquisition were not achieved. Consistent with the contract requirements, the parties engaged in arbitration to finalize the remaining deferred payment and contingently refundable consideration amounts. These amounts were settled during the three months ended September 30, 2023 in amounts that are materially consistent with the amounts recorded by the Company at December 31, 2022.

Pro Forma Results

The following table summarizes, on a pro forma basis, the combined results of the Company as though the Cloudmed acquisition had occurred as of January 1, 2021. These pro forma results are not necessarily indicative of the actual consolidated results had the acquisition occurred as of that date or of the future consolidated operating results for any period. Pro forma results are:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net services revenue	$496.0	$1,476.9
Net loss	$(22.1)	$(21.8)

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net operating fees	$368.0	$323.7	$1,086.8	$964.8
Incentive fees	30.1	20.8	84.5	80.9
Modular and other (1)	174.7	151.0	507.8	227.4
Net services revenue	$572.8	$495.5	$1,679.1	$1,273.1

(1) Modular and other revenue is comprised of service fees related to Cloudmed service lines, revenue integrity solutions, practice management (“PM”) services, physician advisory services (“PAS”), and software subscription revenue.

Contract Balances

The following table provides information about contract assets, net and contract liabilities from contracts with customers:

	September 30, 2023	December 31, 2022
Contract assets, net
Current	$89.2	$83.9
Non-current	37.8	32.0
Total contract assets, net	$127.0	$115.9

Contract liabilities
Current (1)	$11.2	$9.7
Non-current (2)	15.1	18.7
Total contract liabilities	$26.3	$28.4

(1) Current contract liabilities include $9.2 million and $7.6 million classified in the current portion of customer liabilities and $2.0 million and $2.1 million classified in the current portion of customer liabilities - related party as of September 30, 2023 and December 31, 2022, respectively.
(2) Non-current contract liabilities include $2.9 million and $5.0 million classified in the non-current portion of customer liabilities and $12.2 million and $13.7 million classified in the non-current portion of customer liabilities - related party as of September 30, 2023 and December 31, 2022, respectively.

The contract assets, net balance will increase or decrease based on the timing of invoices and recognition of revenue. Significant changes in the carrying amount of contract assets, net for the nine months ended September 30, 2023 were as follows:

Contract Assets, net
Balance as of December 31, 2022	$115.9
Revenue recognized	275.6
Amounts billed	(263.5)
Other (1)	(1.0)
Balance as of September 30, 2023	$127.0

(1) Other primarily includes purchase price allocation adjustments and changes to the allowance for credit losses.

Contract Liabilities
Balance as of December 31, 2022	$(28.4)
Advanced billings as of January 1, 2023 (1)	(85.0)
Advanced billings recognized	85.0
Additions	(11.4)
Revenue recognized	13.5
Balance as of September 30, 2023	$(26.3)

(1) The Company records advanced billings to contract liabilities and accounts receivable on the first day of the respective service period, which are earned during the year.

Transaction Price Allocated to the Remaining Performance Obligation

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The estimated revenue does not include amounts which are currently excluded from the estimated transaction price because they relate to variable fees.

	Net operating fees	Incentive fees
Remainder of 2023	$29.7	$18.3
2024	71.2	20.9
2025	49.4	—
2026	9.5	—
2027	4.2	—
2028	2.1	—
Thereafter	4.3	—
Total	$170.4	$39.2

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

The Company has presented the rollforward below on a consolidated basis as the expected credit losses as of the end of the period for its large integrated healthcare system customers are not anticipated to be material.

Changes in the allowance for credit losses related to accounts receivable are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$31.6	$4.4	$15.2	$2.5
Cumulative effect of Cloudmed ASC 326 adoption	—	—	—	1.8
Provision (recoveries)	7.5	10.4	24.1	10.7
Write-offs	(0.9)	(0.2)	(1.1)	(0.4)
Ending balance	$38.2	$14.6	$38.2	$14.6

5. Debt

The carrying amounts of debt consist of the following:

	September 30, 2023	December 31, 2022
Senior Revolver (1)	$60.0	$100.0
Term A Loans	1,178.0	1,211.4
Term B Loan	495.0	498.7
Unamortized discount and issuance costs	(20.0)	(23.6)
Total debt	1,713.0	1,786.5
Less: Current maturities	(67.0)	(53.9)
Total long-term debt	$1,646.0	$1,732.6

(1) As of September 30, 2023, the Company had $60.0 million in borrowings, $1.2 million letters of credit outstanding, and $538.8 million of availability under the $600.0 million senior secured revolving credit facility (“Senior Revolver”).

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

The interest rate as of September 30, 2023 was 7.57% for the Term A Loans and Senior Revolver and 8.32% for the Term B Loan.

The Second A&R Credit Agreement contains a number of financial and non-financial covenants. The Company was in compliance with all of the covenants in the Second A&R Credit Agreement as of September 30, 2023. The obligations under the Second A&R Credit Agreement are secured by a pledge of 100% of the capital stock of certain domestic subsidiaries owned by the Company and a security interest in substantially all of the Company’s tangible and intangible assets and the tangible and intangible assets of certain domestic subsidiaries. As a result of the delayed filing of this Quarterly Report on Form 10-Q, on November 17, 2023, the Company received a waiver and extension from the lenders under the Second A&R Credit Agreement with respect to the delivery of financial information and related certifications.

Debt Maturities

Scheduled maturities of the Company’s long-term debt are summarized as follows:

Scheduled Maturities
Remainder of 2023	$16.8
2024	67.0
2025	67.0
2026	678.2
2027	430.2
2028	5.0
Thereafter	468.8
Total	$1,733.0

For further details on the Second A&R Credit Agreement, refer to Note 10 of the audited consolidated financial statements included in the Company’s 2022 Form 10-K.
6. Derivative Financial Instruments

The Company utilizes cash flow hedges to manage its currency risk arising from its global business services centers. As of September 30, 2023, the Company had recorded $0.4 million of unrealized losses in accumulated other comprehensive loss related to foreign currency hedges. The Company estimates that $0.2 million of losses reported in accumulated other comprehensive loss are expected to be reclassified into earnings within the next twelve months.

The net gains (losses) reclassified into cost of services were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2023	2022	2023	2022
$0.5	$(0.7)	$1.3	$(0.6)

As of September 30, 2023, the Company’s foreign currency forward contracts had maturities extending no later than December 31, 2024, and had a total notional value of $166.8 million.

The Company also utilizes cash flow hedges to reduce variability in interest cash flows from its outstanding debt. As of September 30, 2023, the Company had recorded $16.8 million of unrealized gains in accumulated other comprehensive loss related to interest rate swaps. The Company estimates that $11.1 million of gains reported in accumulated other comprehensive loss are expected to be reclassified into earnings within the next twelve months.

The net gains (losses) reclassified into interest expense were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2023	2022	2023	2022
$2.8	$(0.4)	$7.2	$(0.9)

As of September 30, 2023, the Company’s interest rate swaps extended no later than June 30, 2025, and had a total notional value of $500.0 million.

The location and fair value of derivative instruments designated as hedges in the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Foreign currency forward contracts
Prepaid expenses and other current assets	$—	$0.1
Other accrued expenses	0.2	0.5
Other non-current liabilities	0.2	—
Total foreign currency forward contracts	$0.4	$0.6

Interest rate swaps
Prepaid expenses and other current assets	$11.1	$8.7
Other assets	5.7	5.0
Other accrued expenses	—	—
Total interest rate swaps	$16.8	$13.7

As of September 30, 2023 and December 31, 2022, the accumulated gain, net of tax, recognized in accumulated other comprehensive loss was $12.3 million and $9.9 million, respectively.

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the Consolidated Statements of Cash Flows. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements.
On July 5, 2022, the Company and Sutter Health (“Sutter”) entered into a put right agreement regarding the potential purchase of a business that would expand the Company’s service capabilities. This agreement is effective through January 5, 2024 and allows Sutter to sell the business to the Company for $150.0 million, subject to the negotiation of a definitive agreement and the satisfaction of agreed upon closing conditions, including the requirement that the purchase price be deemed to be fair value at the time of the potential transaction. Assuming an agreement is reached for the Company to acquire the business, the Company and Sutter would also need to reach an agreement as to whether the purchase price would be paid in cash or shares of the Company’s common stock.

7. Share-Based Compensation

The total share-based compensation expense relating to the Company’s stock options, RSUs, and performance-based restricted stock units (“PBRSUs”) that has been included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Share-Based Compensation Expense Allocation Details:
Cost of services	$12.4	$12.3	$32.1	$21.7
Selling, general and administrative	7.7	12.8	22.2	25.2
Total share-based compensation expense (1)	$20.1	$25.1	$54.3	$46.9

Related tax benefits	$4.2	$4.6	$11.5	$8.5
(1) Included in total share-based compensation expense are (i) $1.7 million and $5.4 million of share-based compensation expense for the three and nine months ended September 30, 2023, respectively, of CoyCo 2, L.P., a shareholder of the Company (“CoyCo 2”), and (ii) $3.0 million of shared-based compensation expense of CoyCo 2 for the three and nine months ended September 30, 2022. This expense relates to equity awards held by certain Cloudmed employees that were modified as part of the Cloudmed acquisition into awards of CoyCo 2 and were granted for services that benefit the Company’s operations.
The Company accounts for forfeitures as they occur. Excess tax benefits and shortfalls for share-based payments are recognized in income tax expense and included in operating activities. The Company recognized the following income tax benefits from windfalls associated with vesting and exercises of equity awards:

Three Months Ended September 30,		Nine Months Ended September 30,
2023	2022	2023	2022
$0.1	$4.3	$1.3	$9.2
The Company uses the Black-Scholes option pricing model to estimate the fair value of its service-based options as of their grant dates. The volatility for the options was calculated based on an analysis of historical volatility. The Company assesses current performance on performance-based PBRSUs by reviewing historical performance to date, along with any adjustments which have been approved by the Human Capital Committee of the Company’s Board of Directors to the reported performance, and changes to the projections to determine the probable outcome of the awards. The current estimates are then compared to the scoring metrics and any necessary adjustments are reflected in the current period to update share-based compensation expense to the current performance expectations. A Monte Carlo simulation was used to estimate the fair value of the Unvested Units (as defined below), which are being amortized over a period of 4 years on a straight-line basis. The volatility for the Unvested Units was calculated based on an analysis of historical and implied volatility.

Stock options
A summary of the options activity during the nine months ended September 30, 2023 is shown below:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2022	3,104,413	$3.38
Granted	—	—
Exercised	(402,577)	3.26
Canceled/forfeited	(45,865)	2.59
Expired	—	—
Outstanding at September 30, 2023	2,655,971	$3.41
Outstanding, vested and exercisable at September 30, 2023	2,655,971	$3.41
Outstanding, vested and exercisable at December 31, 2022	3,080,069	$3.23
Restricted stock units and performance-based restricted stock units
A summary of the RSU and PBRSU activity during the nine months ended September 30, 2023 is shown below:

			Weighted- Average Grant Date Fair Value
	RSUs	PBRSUs	RSU	PBRSU
Outstanding and unvested at December 31, 2022	3,232,002	6,876,797	$19.07	$19.48
Granted	3,151,956	1,490,843	15.13	15.60
Performance factor adjustment	—	792,189	—	15.95
Vested	(1,059,459)	(2,286,886)	16.76	15.95
Forfeited	(303,926)	(711,016)	18.16	19.61
Outstanding and unvested at September 30, 2023	5,020,573	6,161,927	$17.14	$19.38

Shares surrendered for taxes for the nine months ended September 30, 2023	381,066	903,658
Cost of shares surrendered for taxes for the nine months ended September 30, 2023 (in millions)	$6.2	$13.1
Shares surrendered for taxes for the nine months ended September 30, 2022	182,080	783,392
Cost of shares surrendered for taxes for the nine months ended September 30, 2022 (in millions)	$4.1	$20.0
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

Outstanding PBRSUs vest upon satisfaction of both time-based and performance-based conditions. Depending on the award, performance condition targets may include cumulative adjusted EBITDA, end-to-end RCM agreement growth, modular sales revenue, or other specific performance factors. Depending on the percentage level at which the performance-based conditions are satisfied, the number of shares vesting could be between 0% and 200% of the number of PBRSUs originally granted. Based on the established targets, the maximum number of shares that could vest for all outstanding PBRSUs is 12,323,854.
8. Other Expenses

Other expenses are incurred in connection with acquisition and integration costs, various exit activities, transformation initiatives, and organizational changes to improve our business alignment and cost structure. The following table summarizes the other expenses recognized for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Business acquisition costs (1)	$1.4	$1.0	$3.5	$80.4
Integration costs (2)	6.1	8.8	30.0	18.3
Technology transformation (3)	4.5	—	11.8	—
Strategic initiatives (4)	13.0	6.2	23.8	9.0
Global business services center expansion project in the Philippines (5)	—	8.2	—	20.0
Facility-exit charges (6)	7.2	1.3	15.7	7.3
Other (7)	(2.8)	3.0	3.1	7.5
Total other expenses	$29.4	$28.5	$87.9	$142.5
(1) Costs, including legal, consulting, insurance premiums, and bank fees, that directly relate to the due diligence and closing of business acquisitions and include changes to contingent consideration, if applicable. Costs also include compensation expenses associated with the close of the transactions.
(2) Costs reflect efforts to integrate acquisitions from a systems, processes, and people perspective and to achieve synergies expected from business acquisitions. Costs include consulting fees, IT vendor spend, severance, retention, and certain payroll costs.
(3) Costs relate to projects underway to create a new platform that consolidates the Cloudmed and R1 customer solutions and migrates them to a cloud environment to reduce onboarding costs and accelerate the delivery of value to the Company’s customers. These projects are expected to be completed in 2025. Certain of these costs incurred qualify for capitalization and have been recorded on the Consolidated Balance Sheet.
(4) Costs relate to business restructuring activities as part of the Company’s growth strategy. Costs include vendor spend, employee time and expenses spent on activities, severance, and retention amounts. For the three and nine months ended September 30, 2023, these costs include a charge of approximately $12.0 million related to business restructuring executed to align the organization to the Company’s long-term growth strategy.
(5) Costs include legal and consulting fees related to the establishment of the Company’s inaugural global business services center in the Philippines as well as severance costs for personnel whose roles were relocated. The entry into the Philippines was the first new organic global business services center country expansion by the Company in approximately 15 years. The Company completed the expansion project in 2022.
(6) As part of evaluating its real estate footprint, the Company has exited certain leased facilities. Costs include asset impairment charges, early termination fees, and other costs related to exited leased facilities.

(7) For the three and nine months ended September 30, 2023, costs primarily include $1.9 million of net insurance reimbursements and $4.9 million of net expenses, respectively, related to the Company’s stockholder litigation. For the three and nine months ended September 30, 2022, costs primarily include $1.1 million and $3.5 million, respectively, of expenses related to the Company’s stockholder litigation. For further details, refer to Note 11, Commitments and Contingencies.
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

The Company recognized income tax expense for the three and nine months ended September 30, 2023 on the year-to-date pre-tax income. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions for foreign taxes, state taxes, non-deductible expenses, and discrete items.

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

Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$1.3	$(28.7)	$1.9	$(26.7)
Basic weighted-average common shares	419,008,998	417,700,782	418,299,910	330,877,880
Add: Effect of dilutive equity awards	4,345,149	—	4,234,933	—
Add: Effect of dilutive warrants	33,009,877	—	32,302,754	—
Diluted weighted average common shares	456,364,024	417,700,782	454,837,597	330,877,880
Net income (loss) per common share (basic)	$—	$(0.07)	$—	$(0.08)
Net income (loss) per common share (diluted)	$—	$(0.07)	$—	$(0.08)
Because of their anti-dilutive effect, 705,982 and 589,077 common share equivalents comprised of stock options, PBRSUs, and RSUs have been excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2023, respectively.
For each of the three and nine months ended September 30, 2022, 21,251,602 common share equivalents were excluded from the diluted earnings per share calculation because of their anti-dilutive effect. Additionally, for the three and nine months ended September 30, 2022, TCP-ASC ACHI Series LLLP’s (“TCP-ASC”) and IHC Health Services, Inc.’s (“Intermountain”) exercisable warrants to acquire up to 40.5 million and 1.5 million shares, respectively, of the Company’s common stock were excluded from the diluted earnings per share calculation because they were anti-dilutive.

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

On April 13, 2021 and April 19, 2021, respectively, certain purported stockholders of the Company filed two complaints in the Delaware Court of Chancery (the “Court”) regarding the Company’s January 15, 2021 recapitalization transaction with TCP-ASC. Both complaints alleged that TCP-ASC, Ascension Health (“Ascension”), and TowerBrook Capital Partners (“TowerBrook”) controlled the Company and breached their fiduciary duties by using that alleged control to force the Company to overpay in redeeming TCP-ASC’s preferred stock as part of the recapitalization transaction. The plaintiffs sought an unspecified amount of damages against TCP-ASC, Ascension, and TowerBrook. The plaintiffs also alleged that the Company and TCP-ASC entered into amendments to the Investor Rights Agreement that the plaintiffs contend contain provisions that are void under the Company’s charter, bylaws, and the Delaware General Corporation Law. The cases have since been consolidated into a single action.

On February 18, 2022, plaintiffs filed a supplement to their complaint, naming certain additional defendants and asserting additional claims related to the Company’s agreement to acquire Cloudmed, which was announced on January 10, 2022. The additional claims alleged that: (i) TCP-ASC, Ascension, and TowerBrook, along with the Company’s directors (“Individual Defendants”), breached their fiduciary duties by causing the Company to enter into and approving the Cloudmed acquisition, respectively, which plaintiffs claim will perpetuate TCP-ASC’s, Ascension’s, and TowerBrook’s control over the Company and entrench the Individual Defendants by virtue of certain agreements entered into as part of the transaction, including an Amended and Restated Investor Rights Agreement with TCP-ASC (the “TCP-ASC Investor Rights Agreement”) and an Investor Rights Agreement with Coyco 1, L.P. and Coyco 2 (the “Cloudmed Investor Rights Agreement”); and (ii) Cloudmed’s stockholders aided and abetted such breaches. Plaintiffs also alleged that certain provisions in the TCP-ASC Investor Rights Agreement and the Cloudmed Investor Rights Agreement are void under the Company’s charter and bylaws and the Delaware General Corporation law. The plaintiffs sought a declaratory judgment and damages, as well as attorneys’ fees and costs.

The parties have agreed to settle all claims in the lawsuit pursuant to a Stipulation of Settlement (“Stipulation”), entered into on September 27, 2023, and publicly filed with the Court on September 29, 2023. The settlement is subject to approval by the Court, and a final approval hearing is currently scheduled for December 14, 2023. Defendants have denied, and continue to deny, any and all liability or wrongdoing.

If the Stipulation is approved by the Court without modification, TCP-ASC, Ascension, and Towebrook will collectively contribute $39.8 million to the settlement, and Cloudmed’s stockholders will contribute $2.1 million. The Individual Defendants will contribute $3.6 million to be funded entirely by insurance. The Company will not contribute any monetary amount to the settlement. Rather, $22.7 million of the aggregate contributions (less any allocated attorneys’ fees and notice and administrative costs) of TCP-ASC, Ascension, and Towerbrook will be allocated to the settlement of the derivative claims in the lawsuit and paid to the Company. The remainder of the amounts to be paid under the Stipulation (less any allocated attorneys’ fees and notice and administrative costs) will be distributed to the settlement class, as defined in the Stipulation, upon approval by the Court. In addition, under the terms of the Stipulation, the parties agreed to eliminate the board size approval right under the TCP-ASC Investor Rights Agreement and the Cloudmed Investor Rights Agreement. The Company expects to record the impact of the settlement upon approval by the Court, which is expected to occur in the fourth quarter.

In May 2016, the Company was served with a False Claims Act case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS customers and a place holder, John Doe hospital, representing all PAS customers (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, False Claims Act penalties, and attorneys’ fees. The Third Amended Complaint alleges that the Company’s PAS business violates the federal False Claims Act. The case was originally filed under seal in 2013 in the federal district court in Chicago and was presented to the U.S. Attorney in Chicago, and the U.S. Attorney declined to intervene. Both the Company’s and plaintiff’s motions for summary judgment were denied in December 2020, and the parties have completed damage and expert discovery. Additional dispositive motions are expected to extend into 2023, with trial, if necessary, likely to be scheduled in 2024. The Company believes it has meritorious defenses to all claims in the case and is vigorously defending itself against these claims.

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
Customers comprising greater than 10% of net services revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer Name	2023	2022	2023	2022
Ascension and its affiliates	40%	44%	39%	52%
Intermountain Healthcare	11%	11%	11%	13%
The loss of customers within the Ascension health system or Intermountain network could have a material adverse impact on the Company’s operations.
As of September 30, 2023 and December 31, 2022, the Company had a concentration of credit risk with Ascension, representing 9% and 10% of accounts receivable, respectively.
14. Supplemental Financial Information
The following table summarizes the allocation of depreciation and amortization expense related to property, equipment and software between cost of services and selling, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of services	$20.0	$14.7	$52.9	$39.0
Selling, general and administrative	0.4	0.3	1.0	0.8
Total depreciation and amortization	$20.4	$15.0	$53.9	$39.8

Intangible asset amortization expense was $50.4 million and $151.7 million for the three and nine months ended September 30, 2023, respectively, and $49.2 million and $68.0 million for the three and nine months ended September 30, 2022, respectively. Amortization expense for intangible assets is included in cost of services on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Supplemental cash flow information related to leases are as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19.2	$17.6
Right-of-use assets obtained in exchange for operating lease obligations:	3.8	67.6

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

As a result of correcting the accounting for certain acquiree compensation costs incurred in connection with acquisitions in 2022, 2021, and 2020, the Company updated the amount of goodwill that should have been recognized in the prior acquisitions and restated its audited Consolidated Balance Sheet as of December 31, 2022. In addition to the errors described above, the Company corrected certain items that were previously identified and concluded as immaterial, individually and in aggregate, to its unaudited consolidated financial statements for the three and nine months ended September 30, 2022, as well as its audited Consolidated Balance Sheet as of December 31, 2022. These adjustments primarily consisted of share-based compensation expense for a modified award that was originally recognized in the quarter ended September 30, 2022 but should have been recognized in the quarter ended March 31, 2021 and immaterial adjustments to the timing and amounts of capitalized assets, prepaid expenses, and accrued expenses for the relevant periods.

The tables below represent our restated consolidated financial statements for the three and nine months ended September 30, 2022.

For the three and nine months ended September 30, 2022
The effects of the restatement on the Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 are summarized in the following table:

	For the three months ended September 30, 2022			For the nine months ended September 30, 2022
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	In millions, except per share data
Net services revenue ($218.1 million and $657.8 million for the three and nine months ended September 30, 2022, respectively, from related party)	$496.0	$(0.5)	$495.5	$1,273.6	$(0.5)	$1,273.1
Operating expenses:
Cost of services	403.1	0.8	403.9	1,009.7	1.7	1,011.4
Selling, general and administrative	60.8	(2.5)	58.3	120.6	(2.4)	118.2
Other	30.1	(1.6)	28.5	136.1	6.4	142.5
Total operating expenses	494.0	(3.3)	490.7	1,266.4	5.7	1,272.1
Income from operations	2.0	2.8	4.8	7.2	(6.2)	1.0
Net interest expense	23.7	—	23.7	35.3	—	35.3
Loss before income tax provision (benefit)	(21.7)	2.8	(18.9)	(28.1)	(6.2)	(34.3)
Income tax provision (benefit)	7.8	2.0	9.8	(7.6)	—	(7.6)
Net loss	$(29.5)	$0.8	$(28.7)	$(20.5)	$(6.2)	$(26.7)
Net loss per common share:
Basic	$(0.07)	$—	$(0.07)	$(0.06)	$(0.02)	$(0.08)
Diluted	$(0.07)	$—	$(0.07)	$(0.06)	$(0.02)	$(0.08)
Weighted average shares used in calculating net loss per common share:
Basic	417,700,782	—	417,700,782	330,877,880	—	330,877,880
Diluted	417,700,782	—	417,700,782	330,877,880	—	330,877,880
Consolidated statements of comprehensive loss
Net loss	$(29.5)	$0.8	$(28.7)	$(20.5)	$(6.2)	$(26.7)
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	9.2	—	9.2	8.1	—	8.1
Foreign currency translation adjustments	(2.2)	—	(2.2)	(6.8)	—	(6.8)
Total other comprehensive income, net of tax	$7.0	$—	$7.0	$1.3	$—	$1.3
Comprehensive loss	$(22.5)	$0.8	$(21.7)	$(19.2)	$(6.2)	$(25.4)
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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Undue reliance should not be placed on these statements. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “outlook,” “plan,” “predict,” “project,” “see,” “seek,” “target,” “would” and similar expressions or variations or negatives of these words are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements include, among other things, statements about macroeconomic conditions and their impact on our business and our customers, our industry and the size of our market, the integration of Cloudmed and related benefits, our strategic initiatives, including those related to growth, our capital plans, our costs, our efforts to remediate the material weakness in our internal control over financial reporting and the timing of remediation, our ability to successfully implement new technologies, our future financial performance, potential changes to reporting segments, and our liquidity. Such forward-looking statements are based on management’s current expectations about future events as of the date hereof and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Subsequent events and developments, including actual results or changes in our assumptions, may cause our views to change. We do not undertake to update our forward-looking statements except to the extent required by applicable law. Readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements included herein are expressly qualified in their entirety by these cautionary statements. Our actual results and outcomes could differ materially from those included in these forward-looking statements as a result of various factors, including, but not limited to, the impact of the restatements of the financial statements for the applicable non-reliance periods, and the non-compliance notice from Nasdaq relating to our late Form 10-Q, on the price of our common stock, our reputation, our relationships with our investors, suppliers, customers, employees and other parties; our ability to regain compliance with Nasdaq’s timely filing requirements for continued listing within the applicable cure period; our ability to remediate the material weakness in our internal control over financial reporting; economic downturns and market conditions beyond our control, including periods of inflation; the quality of global financial markets; our ability to timely and successfully achieve the anticipated benefits and potential synergies of the acquisition of Cloudmed; our ability to retain existing customers or acquire new customers; the development of markets for our revenue cycle management offering; variability in the lead time of prospective customers; competition within the market; breaches or failures of our information security measures or unauthorized access to a customer’s data; delayed or unsuccessful implementation of our technologies or services, or unexpected implementation costs; disruptions in or damages to our global business services centers and third-party operated data centers; the volatility of our stock price; our substantial indebtedness; and the factors discussed elsewhere in this Quarterly Report on Form 10-Q, and those set forth in Part I, Item 1A of Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the SEC.

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

Restatement of Previously Issued Consolidated Financial Statements
We have restated our unaudited consolidated financial statements for the three and nine months ended September 30, 2022 contained in this report. Refer to Note 15, Restatement of Previously Issued Consolidated Financial Statements, in Item 1, Financial Statements, for additional information related to the restatement, including descriptions of the adjustments and the impacts on our consolidated financial statements. As a result, the previously reported financial information for the three and nine months ended September 30, 2022 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been updated to reflect the relevant restatements.
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

Health systems are currently facing challenges in their revenue cycle operations based on several factors, including: (1) more complex and clinical-outcomes based reimbursement, (2) industry consolidation amongst hospitals and across the continuum of care, (3) increasing patient responsibility for their medical bills, (4) healthcare labor shortage, and (5) capital constraints to invest in the revenue cycle given financial difficulties and requirements to invest in improving clinical care. We believe these trends provide opportunities for external RCM vendors that we expect will result in further growth for the industry and our Company. However, these factors could also result in lower healthcare volumes and extended timelines for customer collections.

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

Our incentive fees in the first nine months of 2023 improved relative to the second half of 2022 due to modest improvements in payer reimbursement timelines combined with improved operational execution. We expect modest improvement in incentive fees, on a normalized basis, over time. In addition, we expect growth in our physician business will be reduced for the remainder of 2023 due to regulatory changes which we believe contributed in part to a physician customer ceasing operations in August 2023 and filing for bankruptcy protection in September 2023. Any future regulatory changes could have an adverse impact on our customers and our business operations.

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

CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended September 30,		2023 vs. 2022 Change		Nine Months Ended September 30,		2023 vs. 2022 Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(In millions, except percentages)
Consolidated Statement of Operations Data:
Net operating fees	$368.0	$323.7	$44.3	14%	$1,086.8	$964.8	$122.0	13%
Incentive fees	30.1	20.8	9.3	45%	84.5	80.9	3.6	4%
Modular and other	174.7	151.0	23.7	16%	507.8	227.4	280.4	123%
Total net services revenue	572.8	495.5	77.3	16%	1,679.1	1,273.1	406.0	32%
Operating expenses:
Cost of services	447.5	403.9	43.6	11%	1,328.1	1,011.4	316.7	31%
Selling, general and administrative	54.7	58.3	(3.6)	(6)%	164.3	118.2	46.1	39%
Other expenses	29.4	28.5	0.9	3%	87.9	142.5	(54.6)	(38)%
Total operating expenses	531.6	490.7	40.9	8%	1,580.3	1,272.1	308.2	24%
Income from operations	41.2	4.8	36.4	758%	98.8	1.0	97.8	9,780%
Net interest expense	32.1	23.7	8.4	35%	95.3	35.3	60.0	170%
Net income (loss) before income tax provision (benefit)	9.1	(18.9)	28.0	(148)%	3.5	(34.3)	37.8	(110)%
Income tax provision (benefit)	7.8	9.8	(2.0)	(20)%	1.6	(7.6)	9.2	(121)%
Net income (loss)	$1.3	$(28.7)	$30.0	(105)%	$1.9	$(26.7)	$28.6	(107)%

Adjusted EBITDA (1)	$161.5	$122.6	$38.9	32%	$446.6	$298.2	$148.4	50%

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

	Three Months Ended September 30,		2023 vs. 2022 Change		Nine Months Ended September 30,		2023 vs. 2022 Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(In millions, except percentages)
Net income (loss)	$1.3	$(28.7)	$30.0	(105)%	$1.9	$(26.7)	$28.6	(107)%
Net interest expense	32.1	23.7	8.4	35%	95.3	35.3	60.0	170%
Income tax provision (benefit)	7.8	9.8	(2.0)	(20)%	1.6	(7.6)	9.2	(121)%
Depreciation and amortization expense	70.8	64.2	6.6	10%	205.6	107.8	97.8	91%
Share-based compensation expense (1)	18.4	22.1	(3.7)	(17)%	48.9	43.9	5.0	11%
CoyCo 2 share-based compensation expense (2)	1.7	3.0	(1.3)	(43)%	5.4	3.0	2.4	80%
Other expenses (3)	29.4	28.5	0.9	3%	87.9	142.5	(54.6)	(38)%
Adjusted EBITDA (non-GAAP)	$161.5	$122.6	$38.9	32%	$446.6	$298.2	$148.4	50%

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
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Net Services Revenue
Net services revenue increased by $77.3 million, or 16%, from $495.5 million for the three months ended September 30, 2022, to $572.8 million for the three months ended September 30, 2023. The increase was driven by higher net operating fees, improved incentive fees, and new wins in the modular businesses. The increase in net operating fees reflects increased revenues from clients that were onboarded in 2022 as well as modest increases in cash collections from existing customers. The increase in incentive fees reflects net improvements across several enterprise customers. The increase in modular service revenue reflects growth related to incremental sales from expansion of services to existing customers and new customer contracts.
Cost of Services
Cost of services primarily consists of wages and benefits of personnel that perform services for our customers and any related supplies, equipment, or facility costs utilized by these employees, which includes our global shared service centers in India and the Philippines. It also includes cost of services provided to our customers by vendors directly contracted by R1 or assigned to R1 at contract inception. Cost of services increased by $43.6 million, or 11%, from $403.9 million for the three months ended September 30, 2022, to $447.5 million for the three months ended September 30, 2023. The increase in cost of services was primarily driven by increased payroll and technology infrastructure costs to support new customers onboarded in 2022 and growth in our modular business and an increase in depreciation and amortization expenses driven by investments in internally developed software.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $3.6 million, or 6%, from $58.3 million for the three months ended September 30, 2022, to $54.7 million for the three months ended September 30, 2023. The decrease was primarily driven by lower expense related to an allowance for credit losses. The allowances for credit losses of $7.5 million recorded during the three months ended September 30, 2023 primarily related to an end-to-end RCM service customer and a customer of our modular services. During the three months ended September 30, 2022, the allowance for credit losses recorded was $10.4 million, which primarily related to a physician customer that ceased operations and filed for bankruptcy protection during the current quarter. The outstanding accounts receivable balance for the same physician customer was fully reserved as of June 30, 2023. In addition, there was a reduction in share-based compensation expense for performance-based awards during the three months ended September 30, 2023 compared to the prior year.
Other Expenses
Other expenses increased by $0.9 million, or 3%, from $28.5 million for the three months ended September 30, 2022, to $29.4 million for the three months ended September 30, 2023. See Note 8, Other Expenses, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the details of the costs included in this total for the comparative periods.

Income Taxes
The income tax provision decreased by $2.0 million from $9.8 million for the three months ended September 30, 2022 to $7.8 million for the three months ended September 30, 2023. Our effective tax rate (including discrete items) was approximately 86% and (52)% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate for the three months ended September 30, 2023 was higher than the statutory federal tax rate due to state income taxes, certain non-deductible compensation, and taxes on foreign source income. The effective tax rate for the three months ended September 30, 2022 was higher than the federal statutory tax rate due to state income taxes, certain non-deductible compensation, non-deductible transaction costs, and taxes on foreign source income. Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net Services Revenue
Net services revenue increased by $406.0 million, or 32%, from $1,273.1 million for the nine months ended September 30, 2022, to $1,679.1 million for the nine months ended September 30, 2023. The increase was driven by net operating fees from new end-to-end customers onboarded in 2022 as well as modest improvements in incentive fees. The increase in modular service revenue primarily relates to the acquisition of Cloudmed in June 2022. It also reflects increased revenue from the cross-sell of additional solutions to existing customers and new customer sales.
Cost of Services
Cost of services primarily consists of wages and benefits of personnel that perform services for our customers and any related supplies, equipment, or facility costs utilized by these employees, which includes our global shared service centers in India and the Philippines. It also includes cost of services provided to our customers by vendors directly contracted by R1 or assigned to R1 at contract inception. Cost of services increased by $316.7 million, or 31%, from $1,011.4 million for the nine months ended September 30, 2022, to $1,328.1 million for the nine months ended September 30, 2023. The increase in cost of services primarily relates to the onboarding of employees and vendors of new customers onboarded in 2022 as well as operating costs, including software and acquired intangible asset amortization, for Cloudmed.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $46.1 million, or 39%, from $118.2 million for the nine months ended September 30, 2022, to $164.3 million for the nine months ended September 30, 2023. The increase was driven by increased payroll and benefits costs due to the Cloudmed acquisition, as well as increased technology costs offset by costs savings from the realization of synergies in corporate functions. The increase was also driven by higher expense related to an allowance for credit losses. The allowance for credit losses of $24.1 million recorded during the nine months ended September 30, 2023 primarily related to an end-to-end RCM service customer, a customer of our modular services, and a physician customer. The physician customer ceased operations and filed for bankruptcy protection during the current quarter. During the nine months ended September 30, 2022, an allowance for credit losses of $10.7 million was recorded, primarily related to the same physician customer.
Other Expenses
Other expenses decreased by $54.6 million, or 38%, from $142.5 million for the nine months ended September 30, 2022, to $87.9 million for the nine months ended September 30, 2023. See Note 8, Other Expenses, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the details of the costs included in this total for the comparative periods.

Income Taxes
Income tax provision increased by $9.2 million from an income tax benefit of $7.6 million for the nine months ended September 30, 2022, to an income tax provision of $1.6 million for the nine months ended September 30, 2023, primarily due to higher pre-tax income and lower discrete benefit for stock windfall. Our effective tax rate (including discrete items) was approximately 46% and 22% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate for the nine months ended September 30, 2023 was higher than federal statutory tax rate primarily due to state income taxes, non-deductible compensation, and taxes on foreign source income. The effective tax rate for the nine months ended September 30, 2022 was higher than federal statutory tax rate due to state income taxes, non-deductible transaction costs, non-deductible compensation, and taxes on foreign source income. Our tax rate is also affected by discrete items that may occur in any given year, but are not necessarily consistent from year to year.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity include our cash flows from operations and borrowings under our second amended and restated senior credit agreement (the “Second A&R Credit Agreement”). As of September 30, 2023 and December 31, 2022, we had total available liquidity of $703.7 million and $609.2 million, respectively, reflecting our cash and cash equivalents as well as remaining availability under our senior secured revolving credit facility (the “Senior Revolver”).
Our liquidity is influenced by many factors, including timing of revenue and corresponding cash collections, the amount and timing of investments in strategic initiatives, transaction costs related to business acquisitions, our investments in property, equipment and software, and the use of cash to pay tax withholding obligations upon surrender of shares upon vesting of equity awards. We continue to invest capital in order to achieve our strategic initiatives and successfully integrate acquired companies. As part of our strategic initiatives, we plan to continue to invest in technology to increase the scalability and resiliency of our systems and drive additional value for our customers. We also expect to continue to invest in our global business services infrastructure and capabilities, including further expansion in the Philippines and India, and selectively pursue acquisitions and/or strategic relationships that will enable us to broaden or further enhance our offerings. New business development remains a priority as we plan to continue to boost our sales and marketing efforts. Additionally, we expect to incur costs associated with implementation and transition costs to onboard new customers. Failure of our customers to pay for obligations or the restructuring of such obligations can also impact our liquidity. In the nine months ended September 30, 2023, we increased our credit loss allowance by $11.6 million to fully reserve the outstanding accounts receivable exposure of a large physician customer that ceased operations and filed for bankruptcy protection. Our consolidated credit loss reserve is $38.2 million related to our customer accounts receivable balance.

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
Our material cash requirements include the following contractual and other obligations:
Debt
Our indebtedness significantly increased as a result of the Cloudmed acquisition. As of September 30, 2023, we had outstanding debt of $1.7 billion with contractual payments extending through 2029, with $67.0 million payable within 12 months. Future interest payments associated with our debt total $489.5 million, with $124.1 million payable within the next 12 months, based on the floating rates as of September 30, 2023.
Leases
Our significant leasing activity encompasses leases for real estate, including corporate offices, operational facilities, and global business services centers. As of September 30, 2023, we had fixed future lease payments of $125.8 million, with $25.2 million payable within 12 months.
Software Purchase and Services Obligations
Our primary purchase obligations relate to contracts entered into with vendors that supply various software services and products. As of September 30, 2023, we had purchase obligations related to software and service contracts of $232.7 million, with $54.5 million payable within 12 months, most of which will be future operating expense.
Cash Flow Activity
As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $164.9 million and $110.1 million, respectively. Cash flows from operating, investing, and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Net cash provided by (used in) operating activities	$221.3	$(39.5)
Net cash used in investing activities	$(75.6)	$(921.9)
Net cash (used in) provided by financing activities	$(90.5)	$965.5
Cash Flows from Operating Activities
Cash provided by operating activities increased by $260.8 million from cash used of $39.5 million for the nine months ended September 30, 2022, to cash provided of $221.3 million for the nine months ended September 30, 2023. Cash provided by operating activities primarily increased due to improved operating results (exclusive of non-cash depreciation and amortization). In addition, the 2022 operating cash flows reflected payments for liabilities related to the Cloudmed acquisition that did not occur in 2023.
Cash Used in Investing Activities
Cash used in investing activities primarily includes our investments in property, equipment and software and our inorganic growth initiatives. Outflows for significant acquisitions have typically been offset by cash inflows from financing activities related to obtaining new debt.

Cash used in investing activities decreased by $846.3 million from $921.9 million for the nine months ended September 30, 2022, to $75.6 million for the nine months ended September 30, 2023. Cash used in investing activities for the nine months ended September 30, 2022 included the purchase of Cloudmed, which utilized cash of approximately $847.7 million. This amount was partially offset by a $6.5 million increase in property, equipment and software spend related to our strategic initiatives and capitalization of software for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
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
Cash used in financing activities increased by $1.1 billion from cash provided of $965.5 million for the nine months ended September 30, 2022, to cash used of $90.5 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2022, cash was provided by the issuance of senior secured debt of $1.0 billion under the Second A&R Credit Agreement, which we entered into in conjunction with our acquisition of Cloudmed. The change also included a $64.0 million increase in debt and revolver repayments in 2023 compared to 2022, which was partially offset by a $7.0 million decrease in cash required to pay tax withholding obligations for surrendered shares upon vesting of equity awards in 2023 compared to 2022.
Debt and Financing Arrangements
On June 21, 2022, we entered into a Second A&R Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders named therein, governing the Company’s second amended and restated senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of the $691.3 million existing senior secured term loan A facility (the “Existing Term A Loan”), a $540.0 million senior secured incremental term loan A facility (the “Incremental Term A Loan,” and together with the Existing Term A Loan, the “Term A Loans”), a $500.0 million senior secured term loan B facility (the “Term B Loan,” and together with the Term A Loans, the “Senior Term Loans”), and the $600.0 million Senior Revolver. The Existing Term A Loan requires quarterly payments. Commencing December 31, 2022, we are also required to repay the Incremental Term A Loan and Term B Loan in quarterly principal installments. The Senior Secured Credit Facilities bear interest at a floating rate, which was 7.57% for the Term A Loans and Senior Revolver and 8.32% for the Term B Loan as of September 30, 2023. See Note 6, Derivative Financial Instruments, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion on our interest rate hedging transactions.

As of September 30, 2023, we had drawn $60.0 million and had $538.8 million of remaining availability on our Senior Revolver.

The Second A&R Credit Agreement contains a number of financial and non-financial covenants. We are required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. The Company was in compliance with all of the covenants in the Second A&R Credit Agreement as of September 30, 2023. As a result of the delayed filing of this Quarterly Report on Form 10-Q, on November 17, 2023, the Company received a waiver and extension from the lenders under the Second A&R Credit Agreement with respect to the delivery of financial information and related certifications.

See Note 5, Debt, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates due to our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of September 30, 2023, we have hedged $500.0 million of our $1.7 billion outstanding floating rate debt to a fixed rate of 3.01% plus the applicable spread defined in the Second A&R Credit Agreement. The remaining $1.2 billion outstanding is subject to average variable rates of 7.57% for the Term A Loans and Senior Revolver and 8.32% for the Term B Loan as of September 30, 2023. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would have increased or decreased our annual interest expense on the $1.2 billion subject to variable rates by approximately $12.3 million as of September 30, 2023.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee and Philippine peso because a portion of our operating expenses are incurred by our subsidiaries in India and the Philippines and are denominated in Indian rupees and Philippine pesos, respectively. We do not generate significant revenues outside of the United States. For each of the nine months ended September 30, 2023 and 2022, 9% and 8% of our expenses were denominated in foreign currencies. As of September 30, 2023 and 2022, we had net assets of $101.3 million and $77.6 million in foreign entities, respectively. Before the impact of our foreign currency hedging activities discussed below, the reduction in earnings from a 10% change in foreign currency spot rates would be $16.2 million and $11.9 million at September 30, 2023 and 2022, respectively.
We have hedge positions that are designated cash flow hedges of certain intercompany charges which have maturities not extending beyond December 31, 2024 and are intended to partially offset the impact of foreign currency movements on future costs relating to our global business service centers. For additional information, see Note 6, Derivative Financial Instruments to our consolidated financial statements included in this Quarterly Report on Form 10-Q. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.
For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of September 30, 2023, it was anticipated that approximately $0.1 million of losses, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next twelve months.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $15.2 million as of September 30, 2023.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described in Amendment No. 1 on Form 10-K/A for the year ended December 31, 2022.
Remediation of Material Weakness in Internal Control Over Financial Reporting
Management is actively engaged in the implementation of remediation measures to address the internal control deficiencies that resulted in the material weakness in internal control over financial reporting as of September 30, 2023. The Company’s remediation actions are being overseen by the Audit Committee of the Board of Directors, and include, but are not limited to, the following:

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed in our Amendment No. 1 on Form 10-K/A, which amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The risk factors disclosed in Part I, Item 1A of our Amendment No. 1 on Form 10-K/A, in addition to the other information set forth in this Quarterly Report on Form 10-Q, could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (1)
July 1, 2023 through July 31, 2023	—	$—	—	$453.2
August 1, 2023 through August 31, 2023	—	—	—	453.2
September 1, 2023 through September 30, 2023	—	—	—	453.2

(1)	On October 22, 2021, the Board adopted a repurchase program and authorized the repurchase of up to $200.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2021 Repurchase Program”). On January 9, 2022, the Board increased the authorization under the 2021 Repurchase Program to an aggregate amount of up to $500.0 million. The average price paid per share of common stock repurchased under the 2021 Repurchase Program is the execution price, including commissions paid to brokers. The timing and amount of any shares repurchased under the 2021 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2021 Repurchase Program may be suspended or discontinued at any time.

Item 5.	Other Information
Insider Trading Arrangements
During the quarter ended September 30, 2023, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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