Form 10-K
period 2023-12-31
R1 RCM Inc. /DE
filed 2024-02-27
CIK 1910851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the ﬁnancial statements of the registrant included in the ﬁling reﬂect the correction of an error to previously issued ﬁnancial statements.  ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2023: $2,855,117,556

As of February 23, 2024, the registrant had 420,280,234 shares of common stock, par value $0.01 per share, outstanding.

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

R1 RCM INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Annual Report on Form 10-K are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “outlook,” “plan,” “predict,” “project,” “see,” “seek,” “target,” “would” and similar expressions or variations or negatives of these words are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements include, among other things, statements about our strategy, our future operations, our future financial position, our projected costs, our prospects, our plans, objectives of management, our ability to successfully deliver on our commitments to our customers, our ability to deploy new business as planned, our ability to successfully implement new technologies, our ability to complete or integrate acquisitions as planned and to realize the expected benefits from acquisitions, the expected outcome or impact of pending or threatened litigation, and expected market growth. Such forward-looking statements are based on management’s current expectations about future events as of the date hereof and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Subsequent events and developments, including actual results or changes in our assumptions, may cause our views to change. We do not undertake to update our forward-looking statements except to the extent required by applicable law. Readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements included herein are expressly qualified in their entirety by these cautionary statements. Our actual results and outcomes could differ materially from those included in these forward-looking statements as a result of various factors, including, but not limited to, economic downturns and market conditions beyond our control, including high inflation; the quality of global financial markets; our ability to timely and successfully achieve the anticipated benefits and potential synergies of the acquisitions of Cloudmed and Acclara (each as defined below); our ability to retain existing customers or acquire new customers; the development of markets for our revenue cycle management offering; variability in the lead time of prospective customers; competition within the market; breaches or failures of our information security measures or unauthorized access to a customer’s data; delayed or unsuccessful implementation of our technologies or services, or unexpected implementation costs; disruptions in or damages to our global business services centers and third-party operated data centers; the volatility of our stock price; the impact of the recent restatements of the financial statements for the applicable periods on the price of our common stock, our reputation, our relationships with our investors, suppliers, customers, employees and other parties; our substantial indebtedness; and the factors set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

PART I

Unless the context indicates otherwise, references in this Annual Report to “R1 RCM,” “R1,” the “Company” or “company,” “we,” “our,” and “us” mean R1 RCM Holdco Inc. (f/k/a R1 RCM Inc.) (“Old R1 RCM”) and its subsidiaries prior to the holding company reorganization completed on June 21, 2022 in connection with the acquisition of Cloudmed, and R1 RCM Inc. (f/k/a Project Roadrunner Parent Inc.) and its subsidiaries, including Old R1 RCM following such holding company reorganization.

Item 1.	Business
Overview
R1 RCM is a leading provider of technology-driven solutions that transform the financial performance and patient experience for health systems, hospitals, and physician groups. Our scalable operating models complement a healthcare organization’s infrastructure, driving sustainable improvements to net patient revenue (“NPR”) and cash flows while driving revenue yield, reducing operating costs, and enhancing the patient experience.

R1 serves over 3,700 hospitals, including 93 of the top 100 health systems, and over 30,000 physicians, and covers more than $1 trillion of NPR as of December 31, 2023. R1’s dedicated focus on optimizing revenue cycle performance enables our customers to focus on their patients and communities. R1 offers a comprehensive suite of solutions that covers all areas of the revenue cycle and employs a large team of revenue cycle experts.

Differentiated Capabilities Driving Impact for Healthcare Providers
R1 delivers solutions to customers through leading-edge technology, proprietary expertise, intellectual property (“IP”), global scale, and operational excellence – key elements to driving durable financial performance across the revenue cycle.
•Technology Platform: R1’s platform synthesizes complex clinical and financial data into actionable insights and applies automation and artificial intelligence (“AI”) to lower costs, accelerate cash collection, and identify missed revenue. Developed and maintained by engineers, data scientists and revenue cycle experts, our platform enables our operators to deliver results for our customers, such as improved reimbursement rates and process and cost efficiency, leveraging access to data from 93 of the top 100 health systems and more than 550 million patient records annually. R1 Intelligent Automation modernizes processes, removes friction, and simplifies revenue cycle management (“RCM”). It encompasses a library of automations that collectively automate more than 200 million tasks each year, unlocking the equivalent of more than 5,000 full-time employees in operational capacity, as of December 31, 2023. R1 Embedded AI uses real-time data and several forms of AI, including machine learning, natural language processing, and generative AI, to deliver productivity improvements, greater accuracy and improved patient satisfaction. Our platform also creates efficiencies for R1, with lower costs and improved margins, and enables us to scale economically while delivering more value to our growing customer base. Our use of AI in our platform depends on the availability and pricing of equipment and technical infrastructure from third parties, including Microsoft Azure.

•Proprietary Expertise and IP: R1 brings proprietary revenue cycle expertise and extensive IP derived from work with over 95% of U.S. health insurance companies (“payers”) and every major electronic medical record (“EMR”) system, as of December 31, 2023. Encompassing more than 20,000 algorithms, R1 has a rules engine that prioritizes workflow between users and robotic process automation, designed to drive optimal efficiency and maximize revenue opportunities. Acting as the revenue cycle’s “central nervous system,” R1’s workflow engine orchestrates the steps in handling a claim, maximizing efficiency by routing work to blend automated and human-centric workflows. R1 has contract and pricing models that validate reimbursement accuracy, simplify contract management, help recover underpayments, and streamline workflow. These models monitor health plans’ compliance with their contract terms and the receipt of appropriate reimbursements. Based on our experience with hundreds of health systems and physician group customers, R1 has developed configurable interfaces and integrations with every major EMR, payer, clearinghouse, and bank. This enables the transfer of data among all parties, facilitates data synchronization between R1 and host systems, and simplifies implementation.
•Global Scale: R1 has a global employee footprint that enables us to scale our solutions to a diverse range of customers, regardless of size or complexity. With approximately 30,000 employees across the U.S., India and the Philippines, our access to a global team of R1 employees is not only cost-effective, but also provides scalability and flexibility to respond timely to customer needs and evolving market conditions. Our strategic workforce model brings experienced talent with global employees, onsite management, and a purpose-built technology platform. Our centralized analytics and dedicated performance management team, which closely monitors onshore and offshore performance, enable us to make our services available around the clock and deliver accurate, timely, and compliant revenue cycle performance.
•Operational Execution: R1 has a multifaceted approach to operational execution with the aim to deliver enduring value to our customers. Our over 20-year history of serving diverse and sophisticated customers has enabled us to develop standardization methods and centers of excellence to optimize processes, mitigate risks, and deliver a positive experience for our customers and revenue cycle experts. Our holistic approach to generating financial success for our customers involves a dedicated cross-functional team of onboarding experts, performance management personnel, and leadership, along with a partnership governance framework.
Our extensive revenue cycle expertise and investment in technology, global scale and operational capabilities equip us to directly address financial and operational challenges and generate sustainable improvements in operating margins and cash flows for our customers.
Comprehensive and Flexible Offerings for Healthcare Providers
R1’s flexible partnership models are intentionally designed to meet the unique needs of the providers we serve. Our commitment as an accountability partner with the ability to deliver multiple integrated solutions at scale allows us to engage with customers in a manner that aligns with their objectives. We understand that one size does not fit all within healthcare. Our commitment to serving a diverse range of healthcare providers is demonstrated in our flexible partnership models, from modular solutions to full end-to-end revenue cycle operating partnerships.
•Operating Partnership/End-to-End Solutions: For organizations seeking comprehensive support across the entire revenue cycle, R1’s operating partnership model manages multiple aspects of the revenue cycle, enabling hospital and physician customers to realize financial leverage and revenue improvement. Under this partnership model, R1 assumes full responsibility of all or select revenue cycle phases to deliver scalable, accelerated, and sustainable financial results across all settings of care and payment models, customized for health systems and physician groups.

•Modular Solutions: For organizations looking to accelerate, optimize, and navigate revenue recovery, R1 offers modular solutions, which can be purchased individually or bundled and are designed to deliver results in key revenue cycle areas. Under this focused and flexible partnership approach, R1 addresses specific challenges of the revenue cycle. This customized approach promotes cost reduction and enhanced revenue performance in areas that matter most for health systems, hospitals, and physician groups. These solutions are grouped into five categories that address unique healthcare provider challenges and drive value in specific areas of the revenue cycle:
◦Functional Partnership: Functional outsourcing solutions drive improvements across targeted revenue cycle areas for hospital and physician group customers. These modular solutions are for organizations requiring focused support in specific areas.
◦Revenue Recovery: Modular solutions to fast-track payer and patient cash collections with proprietary technology backed by R1’s experience in aged, complex and clinically challenged claims and denials. For these modular solutions related to back-end payment collections, we apply automation and AI to an otherwise labor-intensive process.
◦Revenue Optimization: Modular solutions to uncover missed or underreported revenue with our comprehensive payment review expertise designed to identify areas that may be missed by other internal processes.
◦Clinical Integrity: Modular solutions to improve documentation and coding accuracy to maximize earned revenue for the services provided. Our clinical and auditing experts support these modular solutions.
◦Regulatory Navigation: Modular, compliance-first solutions to optimize government reimbursement accuracy, maximize pharmacy savings, and ensure compliance with the help of our elite team of industry specialists.
End-to-End Solutions Contract Pricing Model
R1’s end-to-end RCM agreements typically span seven to 10 years (subject to the parties’ respective termination rights) and generally provide us with the opportunity to earn both net operating fees and incentive fees. Net operating fees include gross base fees we charge our customers for operating the revenue cycle processes included in our agreements less corresponding costs of customers’ revenue cycle operations which we undertake to pay pursuant to our RCM agreements. We believe R1’s flexible, performance-based partnership models are a key differentiator for our customers, incentivizing us to deliver tangible improvements in specified key performance areas. The direct cost of our services is comprised of R1 employees across our global locations and third-party vendors that contract directly with R1 or through our assumption of a customer’s vendor contracts. As a result, under the operating partner model, we record higher expenses as well as higher revenues related to the contracted cost-to-collect. This risk-bearing arrangement fosters a results-driven partnership where financial and operational success are critical for long-term partnership.

Incentive fees are performance-based fees related to agreed-upon improvements in our customers’ financial or operating metrics. When calculating improvements, we typically utilize metrics that are already being tracked based on a defined prior period or can be calculated from our or the customers’ respective information systems. For the years ended December 31, 2023, 2022, and 2021, substantially all net operating and incentive fees from end-to-end RCM services were generated under the operating partner model.
R1 Modular Solutions Contract Pricing Model
R1 modular solution agreements typically have initial terms of up to three years. Our modular solutions that assist customers in optimizing revenue, reducing costs or improving performance are contracted using a contingency-based model, aligning performance outcomes to fees. Our modular solutions that provide outsourced resources to customers typically have a fixed fee that is generally correlated to a transaction volume metric.

Drivers of RCM Impact Delivered by End-to-End and Modular Solutions
Across our end-to-end and modular solutions, we seek to improve our customers’ revenue cycles and processes using a variety of techniques including:

•Deploying proprietary technology and algorithms: We improve efficiency and accuracy across the revenue cycle by deploying a variety of proprietary data analytics and algorithms. Our systems are designed to streamline work processes through use of proprietary algorithms that focus revenue cycle staff efforts on those accounts deemed to have the greatest potential for improving net revenue yield. We adjust our proprietary, predictive algorithms to reflect changes in payer and patient behavior based upon our cumulative knowledge and experience gained from servicing our customer base. As new customers are added and payer and patient behavior changes, the information we use to create our algorithms expands, increasing the accuracy, reliability, and value of such algorithms.
•Deploying analytical and operational excellence: We draw on the experience that we have gained from working with some of the top healthcare provider systems in the U.S. to train our customers’ staff about new and innovative RCM practices. In addition to core key performance indicators that provide visibility into revenue cycle performance, we provide value-added analytics that expose notable changes in payer behavior and accounts requiring escalation, as well as provide visibility into performance variances. Our deep analytical insights allow us to run predictive modeling and trend analysis in order to anticipate potential challenges, identify areas for improvement and guide strategic decision-making that impact revenue cycle performance.

•Increasing revenue capture and preventing future losses: Our robust platform integrates with provider systems to identify revenue optimization areas, while exposing root cause issues requiring intervention. Our platform not only accelerates the revenue cycle, but can also serve as a proactive tool for mitigating denials, reducing errors, and ensuring compliance across the revenue cycle.

•Leveraging our global business services operations: We help our customers increase their revenue cycle efficiency by implementing improved practices, streamlining workflow processes, and outsourcing aspects of their revenue cycle operations to our global business services operations. Examples of services that can be completed at our global business services operations include financial clearance functions like pre-registration and insurance verification, coding and charge compliance, cash posting, reconciliation of payments to billing records, and patient and payer follow-up. By leveraging the economies of scale and experience of our global business services operations, we believe that we offer our customers better quality services at a lower cost.

In addition, certain other techniques are specific to our end-to-end solutions or modular solutions. Additional techniques utilized in delivering our end-to-end solutions include the following:
•Sophisticated and comprehensive onboarding process: Anchored by over 100 dedicated experts, our cross-functional onboarding team collaboratively works with our customers to stabilize and elevate overall performance. Our onboarding experience includes change management, employee transition, operational and compliance assessment, as well as technology deployment – elements to assist in a seamless transition and set the stage for sustained revenue cycle success.
•Comprehensive patient and payer information collection: We focus on gathering comprehensive patient information and validating insurance eligibility and benefits so patient care services can be recorded and billed to the appropriate parties. For scheduled healthcare services, we educate patients as to their potential financial responsibilities before receiving care. Through our systems, we maintain an automated electronic scorecard which measures the efficiency of up-front data capture, authorization, billing, and collections throughout the life cycle of any given patient account. Our dedicated performance management team analyzes these scorecards in the aggregate, and the results are used to help improve workflow processes and operational decisions for our customers.

•Improving claim filings and collections: Through our proprietary technology and process expertise, we identify, for each patient encounter, the estimated amount due from the patient and the amount our customer should receive from a payer based on the customer’s contracts with payers or the patient’s policy. Over time, we compare these amounts with the actual payments collected to help identify which payers, types of medical treatments, and patients represent various levels of payment risk for a customer. Using proprietary algorithms and analytics, we consider actual reimbursement patterns to predict the payment risk associated with a customer’s claims to its payers, and we then direct increased attention and time to the riskiest accounts.
•Alternative payment sources identification and patient balance resolution: We use various methods to find payment sources for uninsured patients and reimbursement for services not covered by payers. Our patient financial screening technology and methodologies often identify federal, state, or private grant sources to help pay for healthcare services. These techniques are designed to ease the financial burden on uninsured or underinsured patients, increase the percentage of patient bills that are actually paid, and improve the total amount of reimbursement received by our customers. For balances that remain due from patients, we provide financing and payment options tailored to the patients’ unique circumstances, minimizing their financial burden and increasing yield for our customers.

Additional techniques utilized in delivering our modular solutions include the following:
•Auditors accelerate revenue capture and ensure compliance through the application of automation and AI: With our collective experience across the financial and clinical side of healthcare, our revenue cycle experts bring a wealth of industry knowledge to our engagements. Leveraging proprietary technology to rapidly identify revenue opportunities, our auditors help to ensure that revenue is captured accurately and in compliance with the latest regulations. They serve as strategic partners, identifying opportunities for optimization, while guiding our customers toward sustained financial success.
•Comprehensive dataset to expose and prioritize revenue opportunities: Our approach to a standardized data specification across all customers promotes consistency, interoperability and efficiency in data and revenue cycle performance. By collecting comprehensive patient billing and reimbursement data of 93 of the top 100 health systems, we are not only able to identify macro-trends that impact healthcare providers across the nation, but we can also identify rapid revenue collection opportunities for our customers. This unified approach to data fosters collaboration, supports scalability and effectively adapts to evolving business needs and technological advancements.
Segment
R1’s deep revenue cycle expertise, combined with our experience serving a diverse range of customers, allows us to create tailored solutions that address customers’ goals today and prepare them for where they need to go in the future.
We view our operations and manage our business as one operating and reportable segment. All of our net services revenue and trade accounts receivable are derived from healthcare providers domiciled in the U.S. The information about our business should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. See Note 20, Segments and Customer Concentrations, to our consolidated financial statements for information regarding our segment and customer concentrations.
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

Hospital systems affiliated with Ascension Health (“Ascension”) have accounted for a significant portion of our net services revenue each year since our formation. For the years ended December 31, 2023, 2022 and 2021, net services revenue from healthcare providers affiliated with Ascension represented 40%, 49%, and 61% of our total net services revenue, respectively.
Sales and Marketing

New business opportunities for R1 are generated by our commercial sales and marketing teams with strategic support from our executive leadership. Our customer acquisition process leverages traditional and non-traditional techniques to inform the marketplace of our complete range of solutions and our ability to meet customers where they are on their RCM journey. For new customer acquisitions, broad outreach and interest are transitioned into selling opportunities through a highly targeted sales and marketing pipeline management process backed by demand generation programs that communicate our differentiation of purpose-built technology and deep expertise. Initial interaction with a prospective health system typically begins with a key decision maker and includes a comparison of the potential customer’s historical and projected results versus a standardized improvement model. Existing customer expansion sales opportunities are initiated through regular communications related to existing operations or general dialogue around business challenges the customer is facing. For both new and existing customer acquisitions, the next step in the sales process is a detailed assessment of the prospect’s existing operations versus our model and a review of the potential opportunities to improve revenue cycle performance. Notably, our modular sales process typically is positioned as a service that operates behind existing in-house processes or processes led by other third parties with the objective of finding opportunities to optimize revenue recoveries. We begin negotiations with a standardized contract that is customized, as necessary, after collaborative discussions of operational and management issues and our proposed working relationship.
•Operating Partnership: Our sales process for RCM managed services partnership agreements typically lasts from six to 18 months from the introductory meeting to the agreement’s execution. Significant due diligence is necessary over the course of this period to identify the highest value and service that can be delivered. It includes an establishment of baseline performance through an impact assessment, evaluation of cost and procedural standards, employee transition plans, and projections within the R1 model.
•Modular Solutions: Our sales process for our modular solutions typically lasts two to six months. Because our modular solutions act as both comprehensive and complementary options in various stages of the revenue cycle, customers have the freedom to selectively consider any of R1’s offerings on a standalone basis or in conjunction with one another, taking advantage of like datasets and grouping implementation efforts to create a customized deployment.
Technology and Products
Technology and Product Development

Our technology and product development process begins with interaction with the marketplace and understanding of healthcare providers’ and patients’ needs and challenges. Our product management team, working closely with our operations teams, leads these efforts with product development operations facilities in the U.S. and India. We continue to invest in the improvement of our technology and products in order to enhance the services that we provide our customers. We devote substantial resources to our development efforts and employ a structured process to assess the impact that potential new technologies, products, or enhancements will have on net services revenue, costs, efficiency, and customer satisfaction. The results of this analysis are evaluated in conjunction with our overall corporate goals when making development decisions. In addition to our technology and products development team, our operations personnel play an integral role in setting technology and product priorities in support of their objective of keeping our software operating 24 hours a day, seven days a week.

A component for continued evolution of our technology is our R1 Technology & Innovation Center, where new RCM technologies are designed, evaluated, and tested. We use this hub to foster innovation in cutting-edge areas such as the use of robotic process automation to help address high-value and currently unsolved RCM challenges associated with the cost to collect, denials management, and improving the patient’s financial experience. It also serves as a customer experience center.

Another way we have accumulated valuable IP that extends our value proposition and competitive advantage is through business acquisitions. Over the past five years, we acquired SCHEDULING.COM, INC. d/b/a SCI Solutions, Inc. and iVinci Partners, LLC d/b/a VisitPay, and have combined their technology capabilities with ours to create a more comprehensive patient and provider self-service platform. In 2022, we acquired Revint Holdings, LLC (“Cloudmed”) and its cloud-based platform that identifies and delivers additional revenue to health system customers. We will continue to assess what new capabilities could be of value to our customers, and plan to regularly evaluate whether we are best suited to develop those capabilities internally, or to obtain them through acquisition of other market-leading technology solution companies.
Proprietary Software Suite
Our integrated suite of RCM technology provides a layer of analytics, rules processing, and workflow capabilities that interface with provider systems to optimize process efficiency and effectiveness. These technologies power the detection of defects on patient accounts and enable staff workflow at point of service areas, customer sites, and our global business services operations. Our technology suite includes, but is not limited to, the following capabilities:
•Our cloud-based platform has the architecture and ability to process large volumes of demographic, clinical, and financial data from over 550 million patient encounters annually and the flexibility to ingest different types of data from numerous disparate sources and customers. The platform applies machine learning algorithms that analyze data and identify revenue cycle inaccuracies and opportunities, then prices those opportunities in accordance with customer-payer contracts. It includes task automation capabilities to enable our operators to efficiently complete their workflow and reporting capabilities to provide customer insights.
•Our workflow platform is used in customer central business offices and at our scaled global business services centers for pre-registration, financial clearance, and financial counseling. The platform processes patient accounts through proprietary rules engines tuned to identify defects in demographic data, authorization processes, insurance benefits and eligibility, and medical necessity. The rules engines are also used to calculate patient cost estimates and prior balance accounts receivables. For the uninsured, the platform helps staff triage patients to find coverage for their visit. Our technology enables staff to work on an exception basis eliminating the need for manual intervention on accounts with no exceptions identified.
•Our patient contact application provides the workflow and data for patient contact center representatives. It enables effective financial discussions with patients on outstanding balances. The platform is integrated into our call center, call-routing and auto-dialer capabilities, and facilitates improved outcomes through propriety process and technology approaches.
•Our proprietary contract modeling platform is used to accurately calculate the maximum allowed reimbursement for each claim based upon models of our customer's contract with each payer. This platform is used to provide insight into the health of payer contracts and to power portions of the workflow tools described above.
•Our web-based reporting and analytics platform produces over 300 proprietary reports derived from the financial, process, and productivity data that we accumulate as a result of our services, which enable us to monitor and identify areas for improvement in the efficacy of our RCM services.

•Our application platform classifies defects in a proprietary nomenclature and distributes data to back-end teams for follow up and resolution according to standard operating processes. Defects are identified and noted on accounts as they occur. The platform, along with our “Yield-Based Follow Up” application, is designed to power customer patient financial services departments and our global business services.
•Our Physician Advisory Services (“PAS”) portal allows for the electronic submission, tracking, reviewing, and auditing of patient cases referred to the PAS team. The PAS portal environment is established as a secure site that enables us to receive patient records from customer case managers and route them to our physicians for review. This workflow is supported by an analytics engine within the web portal that provides our customers the ability to improve their compliance and workflow with our real-time reporting, dashboards, and worklists.
•Our web-based, mobile responsive application streamlines the interface for patients and physicians within the revenue cycle across all settings of care. It includes enterprise scheduling, self-service appointment management, patient out-of-pocket cost estimation, online pre-registration, financial clearance, authorization automation, and patient payment. The applications for patient and provider self-service are also connected to R1’s proprietary rules engines. These rules engines automate the complex tasks necessary to prevent revenue cycle defects and automate the matching of appropriate provider appointment capacity with specific patient needs under any variety of clinical and administrative circumstances.
•R1 leverages a platform that combines robotic process automation, computer vision/optical character recognition, natural language processing, expert rules/machine learning, workflow integration, and analytics to automate processes across the revenue cycle and manage the digital workforce. This platform allows us to bring off-the-shelf automation to solve many of the common revenue cycle workflows, while providing the flexibility to efficiently address customer-specific processes. With this technology platform, repetitive transactional processes are automated, delivering operating efficiency and freeing up staff members to focus on higher-order problem solving and higher value-added work. The platform targets a wide range of functions including prior authorization, coding, accounts receivable follow-up, payment posting, and credit balances, among others.
•Our chart manager supports patient medical record deficiency management, by evaluating record completeness and optimizing the chart completion workflow. The application creates an intuitive user experience, queuing work by defect and providing visibility to work in process. It allows hand-offs across departments, and tracking of accountability for chart completion, in order to drive velocity and accuracy of the medical record management and coding processes. Customers generally experience improved unbilled accounts receivable days and faster cash collection by utilizing the technology.
•We offer a solution that supports the end-to-end cash posting function through automation, including the matching of bank deposits to remittance advices, initiating the posting of the remittance advices within a customer’s patient accounting system, balancing these transactions, and providing financial reporting. With this technology, unmatched deposits/remittances or unbalanced transactions are able to be worked on an exception-basis.
•We offer a standardized technology solution for performing quality assurance across the various operational verticals. The technology provides audit workflow, statistically-driven sampling, domain-specific audit templates, and staff feedback gathering and alerting functionality.
•We offer a host billing and coding system for hospital-based physicians to facilitate coding, insurance billing, accounts receivable and denials management, patient statements, and cash posting functions.

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

Data and information regarding our customers’ patients reside within the continental U.S. data centers and are encrypted both when transmitted over the internet and at-rest. We have dedicated links for data replication between our primary and secondary production data centers for resiliency and redundancy. We also have data backups that occur at appropriate intervals.

If a combination of events were to cause a system failure, we would follow our IT incident management and IT disaster-recovery processes to isolate the failure and restore services. We believe that no combination of failures by our systems would impact a customer’s ability to deliver patient care because our systems run parallel to a customer’s host system, which is the system of record for all patient-related information.

Our third-party data centers are designed to withstand many catastrophic events such as blizzards, hurricanes, and power grid anomalies. To protect against a catastrophic event where our primary data center is destroyed and service cannot be completely restored within a few days, we continuously replicate our data from our primary data center to our secondary data center. In addition, we store backups of our virtual servers, applications, and databases off-site, which would be utilized to make our systems and IT infrastructure operational. We would re-establish operations by pointing to secondary data-center servers and, where appropriate, restoring data from the off-site backups and re-establishing connectivity with our customers’ host systems. Our system is designed to minimize or eliminate changes needed on the customer host systems and on customer workstations to reconnect to our systems.

Competition
The market for our solutions is competitive across offerings. We believe that we have a competitive advantage based on the following factors:
•deep knowledge of healthcare payment and reimbursement system complexities in the U.S.;

•a proven track record of delivering revenue improvements and efficiency gains for healthcare organizations while enhancing patient satisfaction;
•predictable and measurable results;
•the ability to deliver solutions to optimize a healthcare organization's revenue cycle operations;
•cost-effectiveness created by our global operations and integrated suite of RCM technology;
•reliability, simplicity, and flexibility of technology platforms;
•understanding of the healthcare industry’s regulatory environment; and
•scalable infrastructure and financial stability.

We face competition from various sources, including other end-to-end or functional RCM providers, modular solution companies, and internal RCM departments of healthcare organizations. Healthcare providers may choose to rely on their own internal RCM operations and technology versus utilizing solutions from external partners.
We also compete with several categories of external market participants, most of which focus on specific components of the healthcare revenue cycle. External market participants include:
•software vendors and other technology-supported RCM business process improvement companies;
•global operations companies that provide staffing or technology solutions;
•consulting organizations; and
•information technology outsourcers.
Government Regulation

The customers we serve are subject to a complex array of federal and state laws and regulations. These laws and regulations may change rapidly and unpredictably, and it frequently is unclear how they apply to our business. We devote significant efforts through continuous review, analysis, monitoring, and training of personnel to establish and maintain compliance with all regulatory requirements that we believe are applicable to our business and the solutions we offer.
Government Regulation of Health Information
Privacy and Security Regulations. The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) and its implementing regulations include substantial restrictions and requirements with respect to the use and disclosure of a subset of individually identifiable health information, referred to as protected health information (“PHI”), and require covered entities, including health plans, healthcare clearinghouses, and most healthcare providers, to implement administrative, physical, and technical safeguards to protect the confidentiality, integrity, and availability of electronic PHI maintained or transmitted by them or by others on their behalf.

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

State Laws. In addition to HIPAA, many states have enacted patient confidentiality laws that protect against the unauthorized disclosure of confidential medical information, with many others adopting or considering further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we must comply with them even though they may be subject to different interpretations by various courts and other governmental authorities. For example, the California Confidentiality of Medical Information Act has several standards that go beyond those set forth under HIPAA and its regulations.

Other Requirements. In addition to HIPAA and its state counterparts, there are numerous laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. For example, the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act and its implementing regulations, affords California residents broad rights over their “personal information” and imposes attendant obligations on covered “businesses” and their “service providers.” The CCPA provides for civil penalties for violations, as well as a private right of action for negligent data breaches. Although HIPAA covered data is exempt from the scope of the CCPA, many business associates and covered entities collect personal information from California residents that may fall outside of HIPAA and therefore trigger the CCPA’s requirements. Likewise, Virginia, Colorado, Connecticut, and Utah each have broad privacy laws that went into effect in 2023. Under those laws, however, business associates are exempt as an entity. It is anticipated that more states will adopt similar legislation in the near future. Finally, several states, including Washington, Connecticut, and Nevada, may impose additional privacy obligations relating to the collection and processing of health data that is not covered under HIPAA.

We and our customers may be subject to federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. In addition, the FTC increasingly is enforcing the Federal Trade Commission Act, and actively regulating companies to ensure their security policies and controls adequately protect the personal information the organizations collect and maintain against unauthorized access, acquisition, and disclosure. The FTC has issued guidance for, and several states have issued or are considering new regulations to require, holders of certain types of personally identifiable information to implement formal policies and programs to prevent, detect, and mitigate the risk of identity theft and other unauthorized access to or use of such information. Further, federal and state legislation has been proposed, and through rule making or executive action, several states have taken action, to restrict or discourage the disclosure of medical or other personally identifiable information to individuals or entities located outside of the U.S.

There are also increased risks from private lawsuits relating to data privacy. There have been recent lawsuits against website owners alleging violations of decades-old surveillance laws and arguing that features such as chat bots, session replay software, tracking pixels, and use of voice prints may violate these laws. These cases may impact our business as we operate websites that utilize certain tools that may be the subject of a lawsuit. These cases and their underlying theories may impact our business.

In addition to data privacy laws and increased regulatory enforcement, the federal government and a number of states are increasingly focused on regulating the use of AI in the context of preventing discriminatory outcomes in the use of AI, as well as the need to use AI in a responsible and trustworthy manner. Due to the nature of our business, and the increased regulatory and enforcement environment concerning the use of AI, we may face unique compliance and business challenges as our technology partners, providers, and customers all face additional pressures as it relates to the regulation and use of AI. Should we introduce solutions that generate content that is misleading, biased, harmful, or controversial due to perceived or actual societal impact, we may face potential harm to our brand and reputation, competitive disadvantages, or even legal liabilities.

International Laws. In addition to data privacy and security statutes in the U.S., privacy laws outside of the U.S., including those in the European Union via its General Data Protection Regulation 2016/679 (“GDPR”), data privacy laws in India, and other foreign data privacy and protection legal regimes, such as the Philippines Data Privacy Act, may apply to certain of our activities. The GDPR and similar laws throughout the world impose a number of compliance obligations, including those related to privacy notices, legal bases for processing data, data retention, data security, and the rights of individuals. Violations of these global privacy laws can result in significant penalties and, in some cases, criminal sanctions. For example, under the GDPR, fines can be up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements. The extent to which our activities and business are subject to the GDPR, or similar laws such as those in the Philippines and in India, depends on the nature of our customers, scope of work and our operational needs and employees in any given jurisdiction.

Government Regulation of Reimbursement

Our customers are subject to regulation by a number of governmental agencies, including those that administer the Medicare and Medicaid programs. Accordingly, our customers are sensitive to legislative and regulatory changes in, and limitations on, government healthcare programs and changes in reimbursement policies, processes, and payment rates. During recent years, there have been numerous federal legislative and administrative actions that have affected government programs, including adjustments that have reduced or increased payments to physicians and other healthcare providers and adjustments that have affected the complexity of our work. For example, the Medicare Access and CHIP Reauthorization Act of 2015 established a Quality Payment Program that requires physicians and other health care clinicians to track and report a multitude of data relating to quality, clinical practice improvement activities, use of an electronic health record, and cost. Success or failure with respect to these measures in any particular year impacts reimbursement in future years. Similarly, hospitals participating in the Medicare Hospital Value-Based Purchasing Program, which requires the reporting of quality and cost measures, may receive a net decrease in inpatient payments depending on the hospital’s quality performance standards. It is possible that the federal or state governments will implement additional reductions, increases, or changes in reimbursement under government programs that will adversely affect our customer base or increase the cost of providing our services. Any such changes could adversely affect our own financial condition by reducing the reimbursement rates of our customers.

The COVID-19 national emergency and public health emergency (“PHE”) ended on May 11, 2023. The PHE had been in place since January 31, 2020. Our customers continue to work through transition issues as a result of changes in a number of healthcare policies that they relied upon during the PHE. Relatedly, growth in Medicaid enrollment during the PHE as a result of the enrollment provision of the Families First Coronavirus Response Act has been impacted by states beginning to redetermine the eligibility of Medicaid recipients, which has resulted in fewer eligible Medicaid recipients. These developments may cause a reduction in the amounts received by our customers and may have an indirect adverse effect on our business.

Under Medicare’s managed care program, commonly referred to as Medicare Part C or Medicare Advantage (“MA”), the Centers for Medicare & Medicaid Services (“CMS”) contract with private insurers to provide Medicare beneficiaries with Medicare Part A and Part B benefits. Over the past 10 years, the percentage of Medicare beneficiaries who obtain their benefits through MA plans, and not through Medicare’s traditional fee-for-service program, has grown substantially. In 2013, approximately 29 percent of Medicare beneficiaries were enrolled in MA plans; in 2023, approximately 51 percent of Medicare beneficiaries were enrolled in MA plans. If MA organizations impose MA program regulatory requirements on our customers or negotiate lower reimbursement rates with them, our customers could become subject to additional regulatory requirements or reduced reimbursement rates, each of which could adversely affect our financial and operational results.

No Surprises Act. Other health reform initiatives, such as the No Surprises Act, enacted as part of the Consolidated Appropriations Act, 2021, may impact our customers and procedures surrounding claims processing. The No Surprises Act is intended to address unexpected gaps in insurance coverage that result in “surprise medical bills” when patients unknowingly obtain medical services (such as emergency services) from out-of-network providers. Effective January 1, 2022, the No Surprises Act created additional price transparency requirements, including the requirement that providers send patients and health plans a good faith estimate of the expected charges for furnishing certain items or services. If the actual charges are substantially higher than the estimate, the patient can invoke a dispute resolution process to challenge the higher amount. Further, subject to limited exceptions, the No Surprises Act also prohibits out-of-network providers from charging patients more than the relevant in-network cost sharing amount. Our customers will need to ensure that they have adequate workflows in place to detect and prevent violations of No Surprises Act requirements, or they could face enforcement actions by state or federal agencies for noncompliance with the rules.

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

False Claims Laws. There are numerous federal and state laws that prohibit (i) submitting a false claim, (ii) causing the submission of a false claim, (iii) retaining a known overpayment, or (iv) engaging in similar types of conduct. The federal civil False Claims Act (“FCA”), for example, prohibits (i) knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval, or (ii) knowingly making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim. Further, under its so-called “reverse false clams” provision, the FCA imposes liability on any person who knowingly conceals or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the government. An obligation to pay or transmit money or property to the government, in turn, may arise if a person identifies an overpayment and fails to report and return the overpayment to the government within 60 days. Violations of the FCA may result in treble damages and per claim fines ranging from $13,508 to $27,018. The FCA may be enforced by the government or by private whistleblowers under the “qui tam” provisions of the statute. Whistleblowers are entitled to a share of any recovery in an FCA case. Other federal laws, such as those governing the imposition of civil monetary penalties, prohibit similar conduct, as do many state laws.

Anti-Kickback Laws. There are numerous federal and state laws that prohibit one person from providing anything of value to another person if one purpose of the arrangement is to induce the payee to refer patients or other business to the payer for services that are covered by a government program (or, in the case of some state laws, a commercial insurer). For example, the federal healthcare program anti-kickback statute (“AKS”) prohibits one person from “knowingly and willfully” offering or paying any “remuneration” to another person to induce the recipient to (i) refer an individual for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare, Medicaid, or any other federal healthcare program, or (ii) purchase, lease, order, or arrange for or recommend purchasing, leasing, or ordering any good, facility, service, or item for which payment may be made in whole or in part under a federal healthcare program. The AKS also prohibits a person from soliciting or receiving remuneration in exchange for engaging in any of these activities. Violation of the AKS can result in imprisonment, fines, exclusion from participation in federal healthcare programs (“program exclusion”), and exposure under the FCA. Many states have adopted anti-inducement laws similar to the AKS. In some cases, these state laws are narrower than the federal AKS (applying only to certain categories of persons, such as physicians). In other cases, the state laws are broader than the federal AKS (covering inducements to refer not only government program patients and business but commercially insured patients and business as well).

Physician Self-Referral Laws. Under the federal physician self-referral law (or “Stark Law”), if a physician (or one of his or her immediate family members) has a financial relationship with a healthcare provider (such as a hospital), then, in the absence of an applicable exception (i) the physician may not refer Medicare beneficiaries to that provider for certain so-called “designated health services,” and (ii) in the event of such a referral, the provider may not bill Medicare, the beneficiary, or any other person for those services. Violations of the referral and billing prohibitions of the Stark Law can result in civil monetary penalties, program exclusion, and exposure under the FCA. Many states have their own physician self-referral laws. These state laws vary widely, in some cases being narrower, and in other cases broader, than the Stark Law.

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

EMTALA generally applies to our customers that are Medicare-participating hospitals, and we assist our customers with the intake of their patients. Although we believe that our customers’ practices generally are in compliance with the law and applicable regulations, we cannot be certain that governmental officials or others will not assert that we or our customers are in violation of EMTALA, nor can we predict what obligations may be imposed by regulations to be issued in the future.

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

Compliance with government regulations is not expected to have a material effect on our capital expenditures, earnings and competitive position in 2024.
Intellectual Property
We rely upon a combination of patent, trademark, copyright, and trade secret laws and contractual terms and conditions to protect our IP rights, and have sought patent protection for aspects of our key innovations.
We have been issued eight U.S. patents which expire between 2028 and 2036, upon payment of U.S. Patent maintenance fees. We have two additional allowed patents (awaiting issuance) and four additional pending U.S. patent applications. Legal standards relating to the validity, enforceability, and scope of protection of patents can be uncertain. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims. Our patent applications may not result in the grant of patents with the scope of the claims that we seek, if at all, or the scope of the granted claims may not be sufficiently broad to protect our products and technology. Our eight granted patents or any patents that may be granted in the future from pending or future applications may be opposed, contested, circumvented, designed around by a third party, or found to be invalid or unenforceable. Third parties may develop technologies that are similar or superior to our proprietary technologies, duplicate, or otherwise obtain and use our proprietary technologies or design around patents owned or licensed by us. If our technology is found to infringe any patent or other IP right held by a third party, we could be prevented from providing our service offerings or subjected to significant damage awards.
We also rely, in some circumstances, on trade secrets to protect our technology. We control access to and the use of our application capabilities through a combination of internal and external controls, including contractual protections with employees, customers, contractors, and business partners. We license some of our software through agreements that impose specific restrictions on our customers’ ability to use the software, such as prohibiting reverse engineering and limiting the use of copies. We also require employees and contractors to sign non-disclosure agreements and invention assignment agreements to give us ownership of IP developed in the course of working for us.

Consistent with common industry practices, we occasionally utilize open source software or third-party software products to meet our customers’ needs.
Human Capital Management
As of December 31, 2023, we had approximately 30,000 employees. Of these employees, approximately 11,800 full-time and 500 part-time employees were located in the U.S., and approximately 17,600 full-time employees were located internationally. Our employees are not represented by a labor union, and we consider our current employee relations to be strong.
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

To further engage and incentivize our workforce, we provide a wide range of career development opportunities to support and motivate our employees to operate at their best and succeed. These opportunities include but are not limited to a role-based R1 Certification Program for our hourly staff and R1 Leadership Experience programs for high potential associates at each level of the organization, designed to develop their leadership capabilities. For example, our Launch program is designed to accelerate the development of recent college graduates. Launch participants rotate across our business as a cohort group with opportunities for mentoring and leadership interaction. In 2021, we launched R1 Aspire, an immersive eLearning catalog that provides engaging and easy to use content, technology, and programs for all our associates. For professional recognition of our associates, our R1 Stars program provides leaders and fellow associates the opportunity to recognize one another for their contributions. In 2023, over 80,000 recognition awards were given to associates globally through R1 Stars.
R1 is committed to being a company where everyone is included and valued for their unique strengths, afforded an opportunity to grow and develop, and empowered to bring their full selves to work. Our Inclusion and Diversity (“I&D”) strategy focuses on three key areas: Leadership Accountability & Pipeline, Inclusive Culture, and Associate Involvement in our programs. In 2023, we continued to publish our quarterly internal I&D scorecard to create more transparency around our strategy and progress for all of our associates. We also continued our I&D keynote speaker sessions, which feature external subject matter experts on a variety of I&D topics. Finally, we received a 100% score on the Human Rights Campaign's Corporate Equality Index for the second year in a row. The Corporate Equality Index is a national benchmarking tool on corporate policies, practices and benefits pertinent to lesbian, gay, bisexual, transgender, and queer employees.
Each year, we gauge our employees’ level of engagement and satisfaction by conducting engagement surveys with the assistance of a third-party. In 2023, a new monthly engagement survey was rolled out mid-year. With six months of data, we have an aggregated 91% response rate to our monthly engagement surveys and we are utilizing employee feedback from the survey to enhance career development and employee growth opportunities. As a part of this process, we solicit feedback from employees on career and development opportunities, benefits, well-being, and comfort in reporting behavior that does not align to our Code of Integrity. We also ask for feedback about their people leader’s effectiveness and ability to foster a more inclusive and diverse workplace.
At R1, we are committed to making a meaningful impact in our communities by focusing on community service and volunteerism related to health, education, and human services. Our Helping Hands program demonstrates our commitment to continue being a good corporate citizen everywhere we operate, serve, and live. We empower our employees to look beyond themselves and reach out to identify and address social issues in their communities. As a part of that commitment, we provide full-time U.S. employees with 16 hours and part-time U.S. employees with 8 hours of paid time off to participate in volunteer activities during normal business hours. In 2023, we supported over 835 community organizations and contributed over 17,400 volunteer hours.

Corporate Information
We were incorporated in Delaware in 2003 as Healthcare Services, Inc. and were named Healthcare Services, Inc. from July 2003 until August 2009, when we changed our name to Accretive Health, Inc. We operated under the name Accretive Health until January 5, 2017, when we changed our name to R1 RCM Inc. Our principal executive offices are located at 433 W. Ascension Way, Suite 200, Murray, Utah 84123, and our telephone number is (312) 324-7820.
Information Availability
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and all amendments and exhibits to those reports are available free of charge on our website at www.r1rcm.com under the “Investor Relations” page as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our reports filed with the SEC are also made available on its website.

Item 1A.	Risk Factors
Risks Related to Our Operations and Service Offering
We operate in a highly competitive industry, and our current or future competitors may be able to compete more effectively than we do, which could have a material adverse effect on our operating results, growth rates and market share.
The market for our solutions is and will continue to be highly competitive. The rapid changes in the U.S. healthcare market resulting from pressures to reduce healthcare cost inflation and regulatory and legislative initiatives are increasing the level of competition. We face competition from healthcare systems’ internal RCM departments and external participants. External participants that are our competitors include end-to-end RCM providers, software vendors and other technology-supported RCM business process outsourcing companies, traditional consultants, and information technology outsourcers. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulations, or customer requirements. We may not be able to compete successfully with these companies, and these or other competitors may introduce technologies or services that render our technologies or services obsolete or less marketable. Even if our technologies and services are more effective than the offerings of our competitors, our competitors may offer similar solutions at a lower price, which may cause our customers to choose our competitors’ solutions over ours. Increased competition is likely to result in pricing pressures, which could adversely affect our operating results, growth rate, or market share. Even if we have a good relationship and strong performance history with a customer, open and competitive bidding practices mean we may not be awarded renewal business or may have to aggressively price our services to be successful.
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
In periods during which we add new customers, our operating costs are typically higher because we incur expenses to integrate our solutions with our customers’ existing patient accounting and clinical systems. The implementation process varies from customer to customer, and we may face unanticipated challenges, including failure to obtain approvals or access rights from our customers’ vendors in a timely manner or at all. If the implementation process is not executed successfully or is delayed, as we have experienced from time to time, our relationships with our customers and our operating results may be adversely affected. Implementation of certain of our solutions also requires us to integrate our employees into customer’s operations. Depending on our customers’ implementation needs, we may be required to devote a larger number of our employees than anticipated, which may increase our costs and adversely affect operating results.

Errors may occur during the provision of our services, which could result in liabilities to our customers or third parties, or we may earn lower net services revenue due to failure to maintain service levels.
The services we offer are complex and involve numerous manual and automated touchpoints with patients, providers and payers, which inherently creates a higher error risk. Errors can result from the interface of our proprietary technology applications and a customer’s existing technologies, or we may make human errors in any aspect of our service offerings. The costs incurred in correcting any significant errors may be substantial and could adversely affect our operating results. Our customers, or third parties such as our customers’ patients, may assert claims against us alleging that they suffered damages due to our errors, and such claims could subject us to significant legal defense costs in excess of our existing insurance coverage and adverse publicity regardless of the merits or eventual outcome of such claims. In addition, if we are unable to maintain high service levels and our customers fail to achieve agreed upon improvement in financial or operating metrics, the incentive fee payments to us from such customers may be lower than anticipated.

The development and use of AI in connection with our products may result in reputational harm or liability, which could adversely affect our business and operating results.

R1 employs machine learning and AI technologies, including generative AI, in our offerings, and research into and continued development of such technologies remains ongoing. As AI represents a rapidly evolving field, it inherently carries a spectrum of risks typical to emerging technologies. We anticipate the enactment of new regulations and laws pertaining to AI usage, potentially placing us under increased regulatory oversight, escalating litigation risks, and augmenting our existing obligations regarding confidentiality and privacy. Such developments could negatively impact our business operations. Moreover, AI technologies introduce heightened cybersecurity risks and ethical considerations, potentially affecting our reputation and operational performance. Should we introduce solutions that generate content that is misleading, biased, harmful or controversial due to perceived or actual societal impact, we may face potential harm to our brand and reputation, competitive disadvantages, or even legal liabilities. AI algorithms and training methodologies may be flawed. ineffective or inadequate. AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society.

Further, the legal landscape regarding IP rights in AI technologies remains unsettled in the U.S., both in legislation and judicial precedent. Consequently, our engagement with AI technologies and features might lead to allegations of infringement or misappropriation of third-party IP rights. This risk is intensified by the current trend of entities swiftly seeking patents and other IP protections in AI to gain a competitive edge. Additionally, generative AI has the capacity to yield inaccurate or misleading results, promote discriminatory outcomes, or perpetuate unintended biases. Despite our efforts to implement measures and develop our AI tools in a manner that enhances security and fairness, these issues may arise due to the direct interaction of users with generative AI models and the inherent unpredictability and power of these technologies. Litigation or government regulation related to the use of AI may also adversely impact our ability to develop and offer products that use AI, as well as increase the cost and complexity of doing so. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability. Potential government regulation related to AI use and ethics may also increase the burden and cost in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined. Such outcomes can result in reputational damage, legal liabilities, and adverse effects on our operational results.

Negative public perception, customer policies, and proposed legislation in the U.S. regarding offshore outsourcing may increase the cost of delivering our services or prevent us from realizing cost savings in the future.
Offshore outsourcing is a politically sensitive topic in the U.S. For example, various organizations and public figures in the U.S. have expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in the U.S. Current or prospective customers may elect to perform such RCM services themselves or may be discouraged from transferring these services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider or may have internal policies restricting use of offshore resources. Any slowdown or reversal of existing industry trends towards offshore outsourcing, and the resulting need to relocate aspects of our services from our global business services operations to the U.S. where operating costs are higher, would increase the cost of delivering our services.
In the U.S., federal and state legislation has been proposed, and in several states enacted, to restrict or discourage U.S. companies from outsourcing their services to companies outside the U.S. Further, through rule making or executive action, some states have imposed limitations on offshore outsourcing of administrative services for the Medicaid program. It is possible that additional legislation be enacted or regulatory guidance issued that would restrict U.S. private sector companies that have federal or state government contracts, or that receive government funding or reimbursement, such as Medicare or Medicaid payments, from outsourcing their services to offshore service providers. Any changes to existing laws or the enactment of new legislation restricting offshore outsourcing in the U.S. may adversely affect our ability to do business, particularly if these changes are widespread, and could have a material adverse effect on our business, operating results, financial condition, and cash flows.
Risks Related to Our Customers
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
Some of our managed services agreements require us to adhere to extensive, complex data security, network access, and other institutional procedures and requirements of our customers, and customers may in the future allege that we have not complied with all such procedures and requirements. Factors external to us and beyond our control, including but not limited to cyber attacks, failures of a contracted vendor, or regulatory changes, may cause a failure to perform under a contract. If a breach of a managed services agreement occurs or if there is an actual or perceived service level performance failure, we may be liable to the customer for damages or may need to allocate additional resources or incur additional costs to resolve the breach. Further, we or the customer may generally terminate an agreement for a material uncured breach by the other.
If consolidation or divestitures (including as a result of increased financial pressure) increase within the healthcare provider industry, it may also make it more difficult for us to acquire new customers, retain existing customers, or grow service revenues from existing customers, as consolidated healthcare systems may be more likely to have incumbent RCM providers or significant internal revenue cycle capabilities. For example, certain of our smaller customers ceased to be customers after being acquired by larger healthcare systems with an existing RCM program. In addition, if our customers with operating partnership agreements divest facilities within their hospital systems, our service revenues may be reduced and our opportunity to grow profitability based on scale may be diluted.

We face a selling cycle of variable length to secure new agreements, making it difficult to predict the timing of specific new customer relationships and related revenue.
We face a selling cycle of variable length, typically spanning six to 18 months or longer, to secure a new managed services agreement, and two to six months for modular solutions. Even if we succeed in developing a relationship with a potential new customer, we may not be successful in entering into an agreement with that customer within our anticipated timeframe or at all. In addition, we cannot accurately predict the timing of entering into agreements with new customers due to the complex procurement decision processes of most healthcare providers, which often involve high-level management or board committee approvals. Due to our variable selling cycle length, we have only a limited ability to predict the timing of specific new customer relationships, which affects our ability to predict future revenues and cash flows.
Risks Related to Our Cybersecurity and Technology
If our information technology security measures are breached or fail, including as a result of a successful ransomware attack, resulting in unauthorized access to customer or proprietary data, our service may be perceived as not being secure, which could impact our ability to attract new customers, cause a loss of revenues from current customers due to penalties or contract termination, or cause us to incur significant liabilities.
Our services involve the storage and transmission of our and our customers’ proprietary information and protected health, financial, payment, and other personal information of patients. We rely on proprietary and commercially available systems, software, tools, and monitoring, as well as other processes, to provide the security for processing, transmission, and storage of such information. Due to the sensitivity of this information, the effectiveness of such security efforts is very important. The breach of our systems or failure of our security measures, including as a result of third-party action, employee error, malfeasance, defective design, or otherwise, may lead to unauthorized access to customer or patient data or our proprietary data. Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries, and other events or developments may facilitate or result in a compromise or breach of our information technology systems. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, and we may be unable to anticipate these techniques or to implement adequate preventive measures. Our security measures may not be effective in preventing these types of activities, and the information technology security measures of our third-party data centers and service providers may not be adequate.
In 2023, the healthcare industry suffered its highest occurrence of cyber incidents, with an average of 52 organizations each month impacted by one or more incidents, according to an October 2023 report by Atlas VPN, which utilized publicly available healthcare security incident data from the HHS. The Atlas VPN report reveals there were 480 healthcare data breaches through September 2023, with over 87 million Americans impacted, compared to 37 million in 2022.
To date, cyber attacks have not had a material impact on our business, operating results, or financial condition; however, we could suffer material losses in the future as a result of cyber attacks. We may not be able to predict the timing or severity of these attacks. Our exposure to cyber attacks remains heightened because of, among other things, the evolving nature of cyber threats, the ongoing shortage of qualified cybersecurity professionals, and connectivity and interdependence among our systems and those of third parties. In addition, ransomware attacks are a common threat impacting healthcare organizations. The occurrence of a cyber attack, breach, ransomware attack, unauthorized access, misuse, computer virus or other malicious code, or other cybersecurity event could jeopardize or result in the unauthorized disclosure, gathering, monitoring, misuse, corruption, loss, or destruction of confidential information that belongs to us or our customers or PHI that is processed and stored in, and transmitted through, our computer systems and networks. The occurrence of a cybersecurity event could also result in damage to our software, computers, or systems, or otherwise cause interruptions or malfunctions in our, our customers’, or third parties’ operations.

If a breach of our information technology security occurs, we could face damages for contract breach, penalties for violation of applicable laws or regulations, possible lawsuits by individuals affected by the breach, and significant remediation costs and efforts to prevent future occurrences. Although we currently carry insurance coverage to protect ourselves against some of these risks, our inability to continue to obtain such insurance coverage at a reasonable cost, or the lack of coverage for particular cybersecurity incidents under the terms of the applicable insurance policies, could also have a material adverse effect on us. In addition, if there is an actual or a perceived breach of our information technology security, the market perception of the effectiveness of our security measures could be harmed, and we could lose current or potential customers.
Additionally, cybersecurity has become a top priority for regulators around the world, and every state in the U.S. has laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their personal identifiable information (“PII”). In addition, in the U.S., the SEC adopted rules in 2023 for mandatory disclosure of material cybersecurity incidents suffered by public companies, as well as cybersecurity governance and risk management. Any failure or perceived failure by us to comply with these laws and regulations may subject us to enforcement action or litigation, which could harm our business.
Disruptions in service, including failure of business continuity plans, or damage to our global business services centers or third-party operated data centers, could adversely affect our business.
Our global business services centers and third-party operated data centers are essential to our business. Our operations depend on the availability of our global business service centers and their operating effectiveness in maintaining and protecting our applications, which are located in data centers that are operated and controlled by third parties. In addition, our information technologies and systems, as well as our data centers and global business services centers, are vulnerable to damage or interruption from various causes, including natural disasters, war, acts of terrorism, public health events, (including pandemics), power losses, computer systems failures, internet and telecommunications or data network failures, operator error, loss or corruption of data, and other events. We have a global business resiliency program and maintain insurance against fires, floods, other natural disasters, and general business interruptions to mitigate the adverse effects of a disruption, relocation, or change in operating environment at one of our data centers or global business services centers, but the situations we plan for and the amount of insurance coverage we maintain may not be adequate in every case. In addition, the occurrence of any of these events could result in interruptions, delays, or cessations in service to our customers, or in the direct connections we establish between our customers and payers. Any of these events could impair or inhibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers, and adversely affect our financial condition and operating results.
In addition, despite the implementation of security measures, our infrastructure, data centers, global business services centers, or systems that we interface with, including the internet and related systems, may be vulnerable to intrusion, improper employee or contractor access, programming errors, computer viruses, malicious code, phishing attacks, denial-of-service attacks, or other cyber attacks and information security threats by third parties seeking to disrupt operations or misappropriate information or similar physical or electronic breaches of security. Any such attack could cause system failure, including network, software, or hardware failure, and could result in service disruptions. Further, our network and information systems are subject to various risks related to third parties and other parties we may not fully control. We use encryption and authentication technology licensed from third parties to provide secure transmission of confidential information, including our business data and customer information. In addition, we rely on employees in our data centers and global business services centers to follow our procedures when handling sensitive information. While we select our employees and third-party business partners carefully, we do not control their actions, which could expose us to cybersecurity and other risks. As a result, we may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by such breaches.

We rely on third-party providers, such as Microsoft Azure, for cloud infrastructure and other technology services, and any disruptions in or interference with our use of such services could adversely affect our business, operating results, and financial condition.
We face risks associated with utilizing cloud-based infrastructure. Failure of third-party providers to provide adequate cloud-based data infrastructure and other technology-related services to us, or frequent or prolonged interruptions of these services, could result in significant loss of revenue. Interruptions could also cause users to perceive our services as not functioning properly. While we manage and track third-party risks, we have limited control over third parties and cannot guarantee that we will be able to maintain satisfactory relationships with such third parties on acceptable commercial terms or that the quality of their services and offerings will enable us to continue to conduct our business effectively, which could adversely affect our business, operating results, and financial condition.

Moreover, our cloud infrastructure providers and other providers of services, systems and technologies have no obligations to renew their agreements with us on commercially reasonable terms, or at all, and it is possible that we will not be able to switch our operations to another provider in a timely and cost-effective manner should the need arise. If we are unable to renew our agreements with these providers on commercially reasonable terms, or if in the future we add new data center facility or other providers, we may face additional costs, expenses or downtime, which could adversely impact our business, operating results, and financial condition.

In addition, we invest in and deploy automation and technology capabilities, including the expansion of our collaboration with Microsoft to accelerate the development and integration of generative AI into our RCM platform. We also delivered our first large language model application, integrating tools from Azure AI Studio. Our ability to deploy certain AI technologies critical for our products and services and for our business strategy depends on the availability and pricing of third-party equipment and technical infrastructure.
Risks Related to Our Employees
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
To manage potential future growth, we will need to hire, integrate, and retain highly skilled and motivated employees, and will need to work effectively with a growing number of customer employees engaged in revenue cycle operations. Competition for the caliber and number of employees we require is intense. We may face difficulty identifying and hiring qualified personnel at compensation levels consistent with our existing compensation and salary structure. In addition, we invest significant time and expense in training each of our employees, which increases their value to competitors who may seek to recruit them. Under the terms of our operating partner model agreements, we expect to transition a significant number of our customers’ RCM employees to our employment. We may experience difficulties in integrating and retaining these employees. In addition, we employ a significant number of personnel internationally and expect continued international growth. Significant growth in the technology sector in India has increased competition to attract and retain skilled employees and has led to a commensurate increase in compensation expense arising from our India operations. As we expand our patient entry workforce in the Philippines, there is risk regarding the technical, cultural and U.S. healthcare system training at an appropriate pace to match the hiring requirements aligned to growth. For all locations, if we fail to retain our employees, we could incur significant expenses in hiring, integrating, and training their replacements, and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business.

Our growing global business services operations expose us to risks that could have a material adverse effect on our operating costs.
Our reliance on an international workforce exposes us to business disruptions caused by the political and economic environment in those regions. Terrorist attacks, acts of violence or war, and climate-related disasters may directly affect our facilities and workforce or contribute to general instability. Our global business services operations require us to comply with local laws and regulatory requirements, which are complex, and expose us to foreign currency exchange rate risk. Our global business services operations may also subject us to trade restrictions, reduced or inadequate protection for IP rights, increased risk of physical or electronic security breaches, and public health events (including pandemics), and other factors that may adversely affect our business. Negative developments in any of these areas could increase our operating costs or otherwise harm our business.
Risks Related to Ascension
Healthcare providers affiliated with Ascension are currently our largest customer group by net services revenue. The early termination of our A&R MPSA with Ascension would have a material adverse effect on our business, operating results, and financial condition.
As part of the ten-year Master Professional Services Agreement (“A&R MPSA”) with Ascension effective February 16, 2016, we are the exclusive provider of RCM services and PAS with respect to acute care services provided by the hospitals affiliated with Ascension. Healthcare providers affiliated with Ascension have been our largest customer group in terms of net services revenue each year since our formation. In 2023, 2022, and 2021, net services revenue from healthcare providers affiliated with Ascension represented 40%, 49%, and 61% of our total net services revenue, respectively. The early termination of the A&R MPSA or a reduction in our fees due to reduced business at Ascension could have a material adverse effect on our business, operating results, and financial condition.
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
TCP-ASC ACHI Series LLLP (“TCP-ASC”) and certain entities affiliated with New Mountain Capital, L.L.C. (collectively, the “Principal Stockholders”) beneficially own approximately 62% of our common stock as of February 23, 2024, which means that the Principal Stockholders control the vote of all matters submitted to a vote of our Board of Directors (the “Board”) or stockholders, which will enable them to control the election of the members of the Board and certain significant corporate decisions. Even when the Principal Stockholders cease to own shares of our common stock representing a majority of the total voting power, for so long as the Principal Stockholders continue to own a significant portion of our common stock, they will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, raising capital and amending our charter and bylaws, which govern the rights attached to our common stock. The concentration of ownership could deprive our other stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

The interests of the Principal Stockholders and their affiliates may differ from our other stockholders in material respects. For example, the Principal Stockholders may have an interest in pursuing acquisitions, divestitures, financings, or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to other stockholders. Additionally, Ascension is an affiliate of TCP-ASC and as our largest customer Ascension’s interests may differ from other stockholders’ interests. The Principal Stockholders, their affiliates, and their advisors are also in the business of making or advising on investments in companies, and may from time to time acquire interests in, or provide advice to, companies that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. They may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Due to the Principal Stockholders’ ownership level, certain actions of the Principal Stockholders or their affiliates could negatively impact our stock price. Other stockholders should consider that the interests of the Principal Stockholders or their affiliates may differ from theirs in material respects.

The trading price of our common stock has been and may continue to be highly volatile.
During 2023, our common stock has traded at a price per share as high as $18.71 and as low as $9.55. The trading price of our common stock may be highly volatile in the future and could be subject to wide fluctuations in response to various factors. In addition to the risks described in this section, factors that have caused, and may in the future cause, the market price of our common stock to fluctuate include: fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us; changes in estimates of our financial results or recommendations by securities analysts, if any, who cover our common stock, or failure to meet expectations of such securities analysts; the loss of service agreements with customers; lawsuits filed against us by governmental authorities or stockholders; unfavorable publicity concerning our operations or business practices; investors’ general perception of us; changes in local, regional or national economic conditions; changes in demographic trends; increased labor costs, including healthcare, unemployment insurance, and minimum wage requirements; the entry into, or termination of, material agreements; changes in general economic, industry, regulatory, and market conditions not related to us or our business; the availability of experienced management and hourly-paid employees; issues in operating the company; future sales of our securities, including sales by our significant stockholders; and other potentially negative financial announcements, including delisting of our common stock from The Nasdaq Global Select Market, changes in accounting treatment or restatement of previously reported financial results, delays in our filings with the SEC or failure to maintain effective internal control over financial reporting.
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
Risks Related to Our Business
Our business is significantly impacted by general macroeconomic conditions, and as a result, our business, results of operations and financial condition could be materially affected by further deterioration or a protracted extension of current macroeconomic challenges.
Geopolitical instability, actual and potential shifts in U.S. and foreign, trade, economic and other policies, and other global events, have significantly increased macroeconomic uncertainty at a global level. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Further, adverse macroeconomic conditions may affect our customers’ and prospective customers’ operations and financial condition and make it difficult for our customers and prospective customers to accurately forecast and plan future business activities, which may in turn cause our customers to elect not to renew their managed services agreements or affect their ability to pay amounts owed to us in a timely manner or at all, or adversely affect prospective customers’ ability or willingness to enter into managed services agreements with us.

An economic downturn or increased uncertainty may also lead to increased credit and collectability risks, higher borrowing costs or reduced availability of capital and credit markets, reduced liquidity, adverse impacts on our suppliers, failures of counterparties including financial institutions and insurers, asset impairments, and declines in the value of our financial instruments.

In 2023, we worked closely with our provider partners to address revenue optimization and workforce management needs more effectively. Such needs continue to impact our provider partners’ performance because of changes to payer timeframes, increased coding complexity, regulatory shifts, and macroeconomic pressures. On the modular side, we continued to see positive booking trends in 2023 because of macroeconomic pressures and the same performance-related pressures noted above.

In 2023, we also increased the allowance for credit losses as a result of a few specific customers that have been experiencing financial challenges. As inflation and high interest rates continue, along with the industry dynamics described above, we will continue to monitor the financial health of our customers, we may be required to continue to increase our allowance for credit losses.
Significant disruptions and volatility in the global capital markets could increase the cost of capital and adversely impact our ability to access capital.
We may fail to realize the success of acquisitions, strategic initiatives and other investments.

The benefits we achieve from acquisitions, including the acquisition of the RCM business (“Acclara”) of Providence Health & Services – Washington (“Providence”) and certain of its affiliates (the “Acclara Acquisition”), strategic initiatives, and other investments depend on, among other things, our ability to realize anticipated synergies, cost savings, and operational benefits of corresponding activity, which benefits are subject to, among others, the following risks:

•the incurrence of additional indebtedness in connection with the financing of an acquisition may have an adverse effect on our liquidity;
•we may fail to retain key employees of the acquired company;
•we may be unable to successfully integrate personnel from acquired companies, while at the same time attempting to provide consistent, high-quality services;
•we may fail to realize the anticipated synergies and cost savings we expect from an acquisition;
•future developments may impair the value of our purchased goodwill or intangible assets;
•we may face difficulties establishing, integrating, or combining operations and systems;
•we may face challenges retaining the customers of an acquired business;
•we may encounter unforeseen internal control, regulatory or compliance issues; and
•we may face other additional risks related to regulatory matters, legal proceedings, or tax laws or positions.

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

If we do not realize the anticipated benefits from the Acclara Acquisition, which closed on January 17, 2024, and commercial agreements with Providence, our business could suffer materially and our stock price could decline.
We expect the Acclara Acquisition, and 10-year commercial agreements with Providence, to result in financial and operational benefits, including enhanced revenue, earnings, and cash flows. If we are unable to achieve these objectives within the anticipated timeframe or at all, the anticipated benefits may not be realized in full or at all, our financial results may differ from our expectations or the expectations of the investment community, and the value of our common stock may decline as a result.

We have a substantial amount of indebtedness, which could adversely affect us, including by decreasing our business flexibility. The agreement that governs our indebtedness contains covenants that could impact our ability to perform certain transactions without obtaining pre-approval from our lenders.

Our consolidated indebtedness as of December 31, 2023 was approximately $1.7 billion. In conjunction with the Acclara Acquisition on January 17, 2024, we entered into Amendment No. 2 (the “Second Amendment”) to the Second Amended and Restated Credit Agreement, dated as of June 21, 2022, by and among the Company and certain of its subsidiaries, Bank of America, N.A., as administrative agent, and the lenders named therein (the “Second A&R Credit Agreement”), which, combined with borrowings of $80 million under our senior secured revolving credit facility (the “Senior Revolver”) to finance the acquisition, increased our consolidated indebtedness by $655.0 million.

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
We have been and in the future may become subject to lawsuits, claims, audits, and investigations related to our business, which may lead to unfavorable publicity for us and could materially adversely affect our business, financial condition, operating results, and cash flows in various ways, including subjecting us to significant liability, resulting in significant settlement payments, or having a disruptive effect upon the operation of our business and consuming the time and attention of our senior management. In addition, we may incur substantial expenses in connection with these litigation matters, including substantial fees for attorneys. Although we maintain insurance that may provide coverage for some or all of these expenses, our insurers have rights under the policies to deny coverage under various policy exclusions. There is risk that the insurers will rescind the policies, that some or all claims will not be covered by such policies, or that, even if covered, our ultimate liability will exceed the available insurance. For further details on our litigation matters, refer to Note 18, Commitments and Contingencies, to our consolidated financial statements included in this Annual Report on Form 10-K.
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
We and our customers also are subject to federal and state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties and subject us to additional privacy and security restrictions. In addition, legislation has been proposed or implemented at various times at both the federal and the state levels that would limit, forbid, or regulate the use or transmission of medical information pertaining to U.S. patients outside of the U.S. In addition, various states recently have enacted, and other states are considering, new laws and regulations concerning the privacy and security of consumer and other personal information, such as health data. To the extent we are subject to such requirements, these laws and regulations often have far-reaching effects, may require us to modify our data processing practices and policies, may require us to incur substantial costs and expenses to comply, and may render our international operations impracticable or make them substantially more expensive. These laws and regulations often provide for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood or impact of data breach litigation.
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

The healthcare industry has changed significantly in recent years, and we expect this to continue. We are unable to predict each healthcare initiative that will be implemented at the federal or state level, or what the ultimate effect these initiatives may have on us. For example, changes to Medicare and Medicaid reimbursement are implemented periodically and may cause a reduction in the amounts received by our customers and may have an indirect adverse effect on our business. The ongoing implementation of the No Surprises Act, which took effect on January 1, 2022, also may result in a reduction in the amounts received by our customers and may have an adverse effect on our business and operating results.
In addition, healthcare reform is causing some payers to transition from volume to value-based reimbursement models, which can include risk-sharing, bundled payment, and other innovative approaches. While these models may provide us with opportunities to provide new or additional services (e.g., our value-based reimbursement capabilities within our RCM service offering) and to participate in incentive-based payment arrangements, there can be no assurance that such new models and approaches will prove to be profitable to our customers or us. Further, new models and approaches may require investment by us to develop technology or expertise to offer necessary and appropriate services or support to our customers, and the amount of such investment and the timing for return of such investment are not fully known at this time. In addition, some of these new models are being offered as pilot programs and there is no assurance that they will continue or be renewed. Further, adoption of such new models and approaches may require compliance with a range of federal and state laws relating to fraud and abuse, insurance, reinsurance and managed care regulation, billing and collection, corporate practice of medicine, and licensing, among others. Many states in which these new value-based structures are being developed lack regulatory guidance or a well-developed body of law for these new models and approaches, or may not have updated their laws or enacted legislation yet to reflect the new healthcare reform models. As a result, although we have attempted to structure and conduct our operations in accordance with our interpretation of current laws and regulations, new and existing laws, regulations, or guidance could have a material adverse effect on our current and future operations and could subject us to the risk of restructuring or terminating our customer agreements and arrangements, as well as the risk of regulatory enforcement, penalties, and sanctions if state enforcement agencies disagree with our interpretation of state laws.
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

These laws are complex, may change rapidly, and their application to our specific services and relationships may not be clear and may be applied to our business in ways we do not anticipate. New and evolving payment structures, for example, such as accountable care organizations, value-based enterprises, and other arrangements involving combinations of healthcare providers who share savings, potentially implicate anti-kickback and other fraud and abuse laws. In addition, errors created by our proprietary applications or services that relate to entry, formatting, preparation, or transmission of claims, reporting of quality or other data pursuant to value-based purchasing initiatives, or cost report information may be alleged or determined to cause the submission of false claims or otherwise be in violation of these laws. Further, the continued growth of our coding and billing services provided from a global business services environment necessitates comprehensive monitoring and oversight of these services to promote quality control and regulatory compliance.
While we seek to structure our business relationships and activities to avoid any activity that could be construed to implicate federal and state fraud and abuse laws, we cannot assure you that our arrangements and activities will be deemed outside the scope of these laws or that increased enforcement activities will not directly or indirectly have a material adverse effect on our business, financial condition, or operating results. Any determination that we have violated any of these laws could, for example (i) subject us to civil or criminal penalties (ii) require us to change or terminate some portions of our operations or business (iii) disqualify us from providing services to healthcare providers doing business with government programs, (iv) give our customers the right to terminate our managed services agreements with them, and/or (v) require us to refund portions of our revenues, any of which could have a material adverse effect on our business and operating results. Moreover, any violations by, and resulting penalties or exclusions imposed upon, our customers could adversely affect their financial condition and, in turn, have a material adverse effect on our business and operating results. Finally, even absent an alleged violation of the law by us, participants in the healthcare industry receive inquiries, demands, or subpoenas to produce documents and provide testimony in connection with government investigations. We could be required to expend significant time and resources to comply with these requests, and the attention of our management team could be diverted by these efforts.
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

Risks Related to Our Control Environment
If we fail to maintain proper and effective internal control and remediate any future material weaknesses or significant deficiencies, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and our reputation with investors.

In 2023, we identified a material weakness in the design and operating effectiveness of our internal controls over financial reporting relating to the controls over business combinations impacting the accounting for acquiree compensation arrangements, and also determined that our disclosure controls and procedures were not effective, as of December 31, 2022 and 2021. Although such material weakness has been remediated at December 31, 2023, there can be no assurance that similar internal control issues will not be identified in the future. If we cannot remediate future material weaknesses or significant deficiencies in a timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information, and our ability to prepare financial statements within required time periods, could be adversely affected. Failure to maintain effective internal controls could result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and our ability to access capital markets.

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

We face risks related to the restatement of our previously issued financial statements.

In December 2023, we restated certain information in our previously issued consolidated financial statements for the years ended December 31, 2022 and 2021, for each of the quarters within 2022 and 2021, and for the quarters ended June 30, 2023 and March 31, 2023. As a result, we could be subject to additional risks and uncertainties, which could affect investor confidence in the accuracy of our financial disclosures. We could face litigation under the federal and state securities laws or other claims arising from the restatements. The cost of defending against any such claims and the ultimate outcome of any such litigation could materially affect our results of operations. In addition, we could discover additional material or immaterial errors in our financial statements, and our financial statements remain subject to the risk of future restatement.
Risks Related to Intellectual Property
We may be unable to adequately protect our IP.
Our success depends, in part, upon our ability to establish, protect and enforce our IP and other proprietary rights. If we fail to establish or protect our IP rights, we may lose an important advantage in the market in which we compete. We rely upon a combination of patent, trademark, copyright and trade secret law and contractual terms and conditions to protect our IP rights, all of which provide only limited protection. We cannot assure you that our IP rights are sufficient to protect our competitive advantages. We cannot assure you that any patents issued or that will be issued from current or future applications will provide us with the protection that we seek or that any current or future patents issued to us will not be challenged, invalidated or circumvented. Legal standards relating to the validity, enforceability and scope of protection of patents are uncertain. Also, we cannot assure you that any trademark registrations will be issued for pending or future applications or that any of our trademarks will be enforceable or provide adequate protection of our proprietary rights.

We also rely in some circumstances on trade secrets to protect our technology. Trade secrets may lose their value if not properly protected. We endeavor to enter into non-disclosure agreements with our employees, customers, contractors, and business partners to limit access to and disclosure of our proprietary information. The steps we have taken, however, may not prevent unauthorized use of our technology, and adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and proprietary technology. Moreover, others may reverse engineer or independently develop technologies that are competitive to ours or infringe our IP.
Accordingly, despite our efforts, we may be unable to prevent third parties from infringing or misappropriating our IP and using our technology for their competitive advantage. Any such infringement or misappropriation could have a material adverse effect on our business, operating results, and financial condition. Monitoring infringement of our IP rights can be difficult and costly, and enforcement of our IP rights may require us to bring legal actions against infringers. Infringement actions are inherently uncertain and therefore may not be successful, even when our rights have been infringed, and even if successful, may require a substantial amount of resources and divert our management’s attention.
Claims by others that we infringe their IP could force us to incur significant costs or revise the way we conduct our business.
Our competitors protect their IP rights by means such as patents, trade secrets, copyrights, and trademarks. We have not conducted an independent review of patents issued to third parties. Additionally, because patent applications in the U.S. and many other jurisdictions are kept confidential for 18 months before they are published, we may be unaware of pending patent applications that relate to our proprietary technology. Any party asserting that we infringe its proprietary rights would force us to defend ourselves, and possibly our customers, against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights; cause interruption or cessation of our operations; require us to enter into royalty or licensing agreements with third parties; and consume time which would otherwise be spent on our core business. Even if we prevail, the cost of such litigation could deplete our financial resources. Furthermore, during the course of litigation, confidential information may be disclosed in the form of documents or testimony in connection with discovery requests, depositions, or trial testimony. The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of IP rights. Moreover, the risk of such a lawsuit will likely increase as our size and scope of our services and technology platforms increase, as our geographic presence and market share expand and as the number of competitors in our market increases. Any of the foregoing could disrupt our business and have a material adverse effect on our operating results and financial condition.

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity

Risk Management and Strategy

Our Cybersecurity Program (“Program”) is designed from a risk- and compliance-based approach to achieve systemwide resilience and protection across our operations and to ensure the appropriate acquisition, access, use, and/or disclosure of PHI, PII, and payment card information (“PCI”). Our Program employs the National Institute of Standards Technology (NIST) cybersecurity framework and strategy to deliver clear and proactive processes, multi-layered defenses, and relevant technologies that are designed to control, audit, monitor, and protect access to sensitive information. In concert with our Program, the Company’s Enterprise Risk Management program builds resiliency in our operations to support continuous delivery of services and considers cybersecurity risks alongside other company risks.

Our Program includes the following elements: (i) internet and perimeter security; (ii) endpoint and email security; (iii) threat intelligence, monitoring and management; (iv) data security for PHI, PII, and PCI; (v) personal accountability, which includes comprehensive training for our employees and third party-contractors (including onboarding and annual training), exercises (including advanced phishing exercises), and awareness for our employees to promote vigilance of cybersecurity risks and opportunities; (vi) access management; (vii) application and cloud security; and (viii) compliance audits and assessments, which include routine technical and non-technical audits and assessments internally and in collaboration with independent third parties at least annually.

As a company managing the use and disclosure of PHI and PII, our Program incorporates annual independent Systems and Organization Control 2 (SOC 2) Type 2 audits that are conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, which provide an independent evaluation of the design and operating effectiveness of our controls. We also annually undergo independent HIPAA Security Rule risk assessments of our administrative, physical, and technical safeguards for protecting the confidentiality, integrity, and availability of data; independent attestations of compliance with the Payment Card Industry Data Security Standard (PCI-DSS); and Health Information Trust Alliance (HITRUST) certification. In addition, external assessors periodically evaluate our safeguards against multiple frameworks, including NIST.

The R1 Security Program Policy delineates responsibilities and initiatives to maintain our comprehensive Program. It includes frequent reviews and development of our security policies and standards, monitoring to detect potential threats or disruptions, testing of protocols to verify the effectiveness of our defense systems, and training for our workforce. Our teams continuously and proactively monitor our information systems for potential risks, threats, and disruptions, including at our U.S.-based third-party data centers. Through the use of our rapid response and incident management processes, which include our IT incident management and IT disaster recovery processes, we assess potential incidents and determine a course of action. This may involve risk mitigation, resolution plan development, and process improvements.

In parallel with our Code of Integrity, we have created and posted publicly, and incorporate into vendor contracting, our Third-Party Code of Conduct for our contractors, subcontractors, and other vendors and suppliers, which holds R1’s third parties to the same applicable data and privacy standards as R1. We request Attestations of Compliance and execute HIPAA-compliant Business Associate Agreements in these contexts as appropriate.

In 2023, we did not identify risks from cybersecurity threats that have materially affected or are currently reasonably likely to materially affect our business strategy, results of operations, or financial condition. While prior incidents have not had a material impact on us, future incidents could have a material impact on our business, operations, and reputation. See Part I, Item 1A “Risk Factors—Risks Related to Our Cybersecurity and Technology” for more information.

Governance

The Board, as a whole and through its committees, has responsibility for the oversight of risk management, including cybersecurity. The Board has delegated primary oversight of risk to the Compliance & Risk Management Committee, which partners with our Audit Committee to oversee risks related to the prevention, timely detection, and mitigation of the effects of cybersecurity threats or incidents on us. The Audit Committee monitors our Program, including as it relates to financial and reporting systems and controls. The Information Security Team, described below, communicates quarterly with the Audit and/or Compliance & Risk Management Committees to keep them informed about the state of our Program, current and evolving threats, compliance with regulations, and other strategic initiatives. Both committees regularly brief the entire Board on cybersecurity matters discussed during committee meetings.

Our Information Security Team is responsible for the oversight and operation of our Program. Our Chief Information Security Officer oversees our Information Security Team and works in close collaboration with our Chief Technology Officer, Chief Compliance Officer, General Counsel, and Chief Privacy Officer. This group works hand in hand with our Privacy Team in the protection of data. The Privacy Team is a team of senior leaders that identifies and addresses issues related to the use and disclosure of data. The Information Security Team, on the other hand, controls our security standards and operating procedures. In particular, they and their teams provide guidance and support to each of our business segments, coordinate internal reviews, including those conducted by our internal auditors, and monitor and evaluate the security assessments from our internal and external parties.

Cecil Pineda is our Chief Information Security Officer. Mr. Pineda has nearly 20 years of experience in the cybersecurity industry, having held senior IT security-related roles at nationally recognized companies and organizations. Mr. Pineda holds a degree in Electronics and Communications Engineering. He reports directly to Brian Gambs, our Chief Technology Officer. Mr. Gambs is an experienced leader with over two decades of expertise in managing cybersecurity risk for HIPAA-regulated entities, including payers and providers, and an extensive background in technology leadership for a publicly traded healthcare and financial services company. The other members of our Information Security Team have substantial cybersecurity experience, including cybersecurity incident response, mitigation and remediation; information security program design; and regulatory compliance.

Item 2.	Properties
We lease all of our existing facilities that we use for service delivery and corporate support functions.
Our principal executive office is in Murray, Utah. We occupy leased office space of approximately 240,000 square feet throughout 13 offices domestically, and approximately 640,000 square feet throughout 9 offices internationally. Pursuant to our managed services agreements with customers, we occupy space on-site at healthcare providers where we provide our RCM services. We generally do not pay customers for our use of space provided by them for our use in the provision of RCM services to that customer.
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

Holders of Record
As of February 16, 2024, there were approximately 19 stockholders of record of our common stock and approximately 30,000 beneficial holders.
Dividends
We did not pay any dividends on our common stock during the years ended December 31, 2023, 2022, and 2021. We currently intend to retain earnings, if any, principally to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Board and will depend on, among other things, our financial condition, results of operations, capital expenditure requirements, contractual restrictions, provisions of applicable law, and other factors that the Board deems relevant. The Second A&R Credit Agreement also restricts our ability to pay dividends on our common stock.
Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2023, except as otherwise previously reported in a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (1)
October 1, 2023 through October 31, 2023	—	$—	—	$453.2
November 1, 2023 through November 30, 2023	—	—	—	$453.2
December 1, 2023 through December 31, 2023	—	—	—	$453.2

(1)	On October 22, 2021, the Board adopted a repurchase program and authorized the repurchase of up to $200.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2021 Repurchase Program”). On January 9, 2022, the Board increased the authorization under the 2021 Repurchase Program to an aggregate amount of up to $500.0 million. The average price paid per share of common stock repurchased under the 2021 Repurchase Program is the execution price, including commissions paid to brokers. The timing and amount of any shares repurchased under the 2021 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2021 Repurchase Program may be suspended or discontinued at any time. See Note 12, Stockholders’ Equity, to our consolidated financial statements included in this Annual Report on Form 10-K.

Stock Price Performance Graph
The following graph compares the change in the cumulative total return (including the reinvestment of dividends) on our common stock to the change in the cumulative total return on the stocks included in the NYSE Composite Index and NASDAQ Health Care Index over the period from December 31, 2018 through December 31, 2023. The graph assumes an investment of $100 made in our common stock on December 31, 2018. We did not pay any dividends during the period reflected in the graph.

COMPARISON OF CUMULATIVE TOTAL RETURN

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
R1 RCM Inc.	$100.00	$163.27	$302.14	$320.63	$137.74	$132.96
NYSE Composite Index	$100.00	$122.32	$127.70	$150.90	$133.50	$148.17
NASDAQ Health Care Index	$100.00	$125.83	$163.63	$157.82	$125.58	$133.80
The comparisons shown in the graph above are based on historical data, and we caution that the stock price performance shown in the graph above is not indicative of, and is not intended to forecast, the potential future performance of our common stock. The information in this “Stock Price Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this MD&A or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Please review Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following MD&A.
Overview
R1 RCM is a leading provider of technology-driven solutions that transform the financial performance and patient experience for health systems, hospitals, and physician groups. Our scalable operating models complement a healthcare organization’s infrastructure, driving sustainable improvements to NPR and cash flows while driving revenue yield, reducing operating costs, and enhancing the patient experience.
While we cannot control the changes in the regulatory environment imposed on our customers, we believe that our role becomes increasingly more important to our customers as macroeconomic, regulatory, and healthcare industry conditions continue to impose financial pressure on healthcare providers to manage their operations effectively and efficiently.
R1’s flexible partnership models are intentionally designed to meet the unique needs of the providers we serve. Our commitment as an accountability partner with the ability to deliver multiple integrated solutions at scale allows us to engage with customers in a manner that aligns with their objectives. We understand that one size does not fit all within healthcare. Our commitment to serving a diverse range of healthcare providers is demonstrated in our flexible partnership models, from modular solutions to full end-to-end revenue cycle operating partnerships.
•Operating Partnership/End-to-End Solutions: For organizations seeking comprehensive support across the entire revenue cycle, R1’s operating partnership model manages multiple aspects of the revenue cycle, enabling hospital and physician customers to realize financial leverage and revenue improvement. Under this partnership model, R1 assumes full responsibility of all or select revenue cycle phases to deliver scalable, accelerated, and sustainable financial results across all settings of care and payment models, customized for health systems and physician groups.
•Modular Solutions: For organizations looking to accelerate, optimize, and navigate revenue recovery, R1 offers modular solutions, which can be purchased individually or bundled and are designed to deliver results in key revenue cycle areas. Under this focused and flexible partnership approach, R1 addresses specific challenges of the revenue cycle. This customized approach promotes cost reduction and enhanced revenue performance in areas that matter most for health systems, hospitals, and physician groups. These solutions are grouped into five categories that address unique healthcare provider challenges and drive value in specific areas of the revenue cycle:
◦Functional Partnership: Functional outsourcing solutions drive improvements across targeted revenue cycle areas for hospital and physician group customers. These modular solutions are for organizations requiring focused support in specific areas.
◦Revenue Recovery: Modular solutions to fast-track payer and patient cash collections with proprietary technology backed by R1’s experience in aged, complex and clinically challenged claims and denials. For these modular solutions related to back-end payment collections, we apply automation and AI to an otherwise labor-intensive process.

◦Revenue Optimization: Modular solutions to uncover missed or underreported revenue with our comprehensive payment review expertise designed to identify areas that may be missed by other internal processes.
◦Clinical Integrity: Modular solutions to improve documentation and coding accuracy to maximize earned revenue for the services provided. Our clinical and auditing experts support these modular solutions.
◦Regulatory Navigation: Modular, compliance-first solutions to optimize government reimbursement accuracy, maximize pharmacy savings, and ensure compliance with the help of our elite team of industry specialists.
We operate and manage our business as a single segment, with our offerings organized around the business of providing various RCM solutions to healthcare providers.
Recent Developments
Acclara Acquisition
On January 17, 2024, we completed the Acclara Acquisition in exchange for $675.0 million cash and a warrant to acquire up to 12,192,000 shares of common stock of the Company to Providence, subject to customary adjustments for working capital, cash, and debt. We acquired 100% of the equity interests in Acclara. The Company funded the cash consideration for the Acclara Acquisition and related fees and expenses with cash on hand, borrowings of $80 million under our Senior Revolver, and additional borrowings of $575.0 million from our senior secured term loan B facility (such additional borrowings, the “Incremental Term B Loans”).
Summary of Operations
In 2023, R1 made considerable progress on its strategic initiatives - stabilizing and improving our key performance metrics, advancing our technology roadmap, achieving certain Cloudmed acquisition-related synergy targets, and delivering new business wins to support future revenue growth. Our key accomplishments include:

•Revenue growth of 24.8%, with adjusted EBITDA growth of 45.0% and net income of $3.3 million compared to net loss of $63.3 million in 2022, driven by strong operational execution, the full-year contribution of Cloudmed, implementation of new business wins and existing customer expansions, and underlying growth in patient volumes. Net income growth was also driven by lower acquisition and integration spend in 2023 compared to 2022.

•Continued investments and deployment of automation and technology capabilities including the expansion of R1’s collaboration with Microsoft to accelerate the development and integration of generative AI into R1’s industry-leading healthcare revenue cycle management platform. R1 delivered its first large language model application, which is designed to increase the productivity of physician coding quality assurance, integrating tools from Azure AI Studio. The application evaluates complex unstructured medical records to predict physician evaluation and management (E/M) codes and improve coding quality across patient charts.

•Realization of synergies from the Cloudmed acquisition of approximately $30.0 million primarily through rationalization of general and administrative functions, facilities, and vendor consolidation.

Trends and Uncertainties

Revenue cycle is a critical function for healthcare providers as they seek to increase process efficiency and maximize cash collected from payers and patients. Healthcare providers operate their revenue cycle with a combination of labor, software, and services vendors. Third-party vendors offer various solutions including consulting services, software, and other services, including point solutions that cover one or multiple components of the revenue cycle and full outsourcing services, among others. The CMS projects hospital care and physician care expenditures in the U.S. to amount to $1.5 trillion and $977.7 billion in 2024, respectively. We estimate the cost of hospital and physician revenue cycle operations to be approximately 5% of revenue, resulting in a market size of approximately $120 billion. According to Research and Markets data as of June 2023, revenue cycle spend is projected to grow at a compounded annual growth rate of 11.1% through 2028.

Health systems are currently facing challenges in their revenue cycle operations based on several factors including: (1) more complex and clinical outcomes based reimbursement, (2) industry consolidation amongst hospitals and across the continuum of care, (3) increasing patient responsibility for their medical bills, (4) healthcare labor shortage, and (5) capital constraints to invest in the revenue cycle given financial difficulties and requirements to invest in improving clinical care. We believe these trends provide opportunities for external RCM vendors that will result in further growth for the industry and our Company. However, these factors could also result in lower healthcare volumes and extended timelines for customer collections.

In 2023, we worked closely with our provider partners to address revenue optimization and workforce management needs more effectively. Such needs continue to impact our provider partners’ performance because of changes to payer timeframes, increased coding complexity, regulatory shifts, and macroeconomic pressures. We anticipate incremental improvement over the next several years as normal cycles return following COVID. Similarly, patient volumes have continued to stabilize, and as a result, we believe there will be a constructive environment in 2024 for our ability to collect cash on behalf of our customers. On the modular side, we continued to see positive booking trends in 2023 because of macroeconomic pressures and the same performance-related pressures noted above.

In 2023, we also increased the allowance for credit losses as a result of a few specific customers that have been experiencing financial challenges. As inflation and high interest rates continue, along with the industry dynamics described above, we will continue to monitor the financial health of our customers, and even though we expect improvements in 2024, we may be required to continue to increase our allowance for credit losses if future events and circumstances are more adverse than currently anticipated.

Global economies experienced historically high levels of inflation in 2022 and 2023. To the extent inflation persists in 2024, it could negatively impact our costs for wages and other materials. Inflation may also impact the economic health of our customers, including their ability to pay amounts owed to us. In response to high inflation, the Federal Reserve Board raised interest rates and there is uncertainty as to its future actions with respect to rates. Our credit facility interest, in part, is based on a variable interest rate structure which can result in increased cost of capital in periods of rising interest rates. To date, rising interest rates have not had a material impact on our results of operations.

Other adverse macroeconomic conditions, including but not limited to changes to fiscal and monetary policy and currency fluctuations, could impact macro-level consumer spending trends, which could affect the volumes processed on our platform and result in fluctuations to our revenue streams. Certain of our customers may be negatively impacted by these events. In addition, our business and customers continue to face challenges relating to a tight labor market and increased turnover rates. In particular, the current labor market combined with heightened inflation across the globe may increase cost of labor for both us and our customers in 2024 and over time. We plan to continue to invest in technology to help us offset these costs and expect to continue hiring talented employees and providing competitive compensation. The extent to which these macroeconomic conditions will affect our business is uncertain and will depend on political, social, economic, and regulatory forces that are outside of our control. We continue to assess fluctuating macroeconomic events to manage our response.

Components of Our Results of Operations
Net Services Revenue
We generate revenue in the form of net operating fees and incentive fees primarily from our operating partnership agreements under our end-to-end solutions offering. We also generate revenue from our modular solutions, which we offer to assist customers in optimizing revenue, reducing costs or improving performance, and for which fees are determined under a contingency-based model to align to performance outcomes or on a fixed fee that is correlated to usage or other volumetric basis.
Cost of Services
Our cost of services includes:
•On-site personnel costs and technology expenses. We incur costs related to our management and staff employees who are devoted to customer operations. These expenses consist primarily of the wages, bonuses, benefits, share-based compensation, travel and other costs associated with our employees who are assigned to specific customer sites related to our customers’ revenue cycle operations. The employees assigned to customer sites typically have significant experience in revenue cycle operations, care coordination, technology, quality control, or other management disciplines. Included in these expenses is an allocation of the costs associated with maintaining, improving, and deploying our integrated proprietary technology suite.
•Global business services center costs. We incur expenses related to the operation of our global business services centers in the U.S., India and the Philippines, which includes employee compensation costs and non-payroll costs, such as facility charges, IT equipment, and software license and maintenance costs.
•Other costs. These costs primarily relate to the amortization of intangible assets and internally developed software used in operations. We also incur vendor costs for contracts assigned from our customers or for support services that are outsourced. Other costs also include compensation costs for employees that directly support customer onboarding efforts and employees serving customers.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salary and benefit expenses for executives, sales, corporate IT, legal, regulatory compliance, finance, and human resources personnel, and professional service fees related to external legal, tax, audit, and advisory services. It also includes corporate insurance premiums, facility charges, and other corporate expenses, such as expenses related to our customer credit loss allowance.

Other Expenses
Other expenses include expenses related to evaluating and pursuing acquisition opportunities and integrating completed acquisitions as part of our inorganic growth strategy, large-scale technology projects that transform how we operate the business, reorganization-related expenses, capital structure related costs, certain litigation costs, and expenses incurred related to the COVID-19 pandemic. For more information, refer to Note 14, Other Expenses.
Net Interest Expense
Net interest expense reflects interest on debt arrangements and the amortization of certain debt discounts and costs, which is offset by interest earned on cash and short-term investments.
Income Taxes
Income tax provision (benefit) consists of federal and state income taxes in the U.S. and other foreign jurisdictions.
Application of Critical Accounting Estimates
Our consolidated financial statements reflect the assets, liabilities and results of operations of R1 RCM Inc. and our wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”).
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
Contract Assets
The contract assets balances represent estimated revenue related to certain modular revenue services transferred to a customer where the Company’s right to consideration is conditioned on something other than the passage of time. Revenues and contract assets are recognized when control of the promised services is transferred to the customer and reflects the estimated amount of consideration to which the Company expects to be entitled in exchange for transferring those services. The consideration for these services is variable and contingent based upon amounts collected by our customers. We estimate the variable consideration for which we expect to be entitled from our service arrangements with each customer using assumptions based on historical information at the customer and service line level, which are regularly reviewed and updated. We also apply our best judgment at the time based on available internal and customer-specific information.

The estimate of variable consideration included in the transaction price typically involves the application of an assumption regarding the expected realization rate to estimate the total amount that the Company’s customers are likely to collect from their payers after the services have been provided. The assumptions are developed using historic incremental reimbursements collected by customers, a portfolio of similar contracts, or the service line level. We allocate variable consideration to each distinct period to which it relates since this reflects the consideration to which we expect to be entitled in exchange for the services we have performed to date.
Business Combinations
We account for business combinations using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Any excess of the purchase price over the fair value of acquired identified assets and liabilities is recorded as goodwill.
Significant judgment is required in estimating the fair value of intangible assets. Our typical intangible assets acquired include developed technology, trade names, and customer relationships. There are several methods that can be used to determine the fair value of intangible assets. We typically use an income approach to value the specifically identifiable intangible assets which is based on forecasts of expected future cash flows. Under the income approach, we utilize a multi-period excess earnings methodology to value the primary intangible asset of a business combination. Fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. We typically consult with an independent advisor to assist in the valuation of intangible assets. Significant estimates and assumptions inherent in valuations include discount rates, revenue and cost growth rates, and technology obsolescence curves. We consider marketplace participant assumptions in determining the amount and timing of future cash flows along with technology life cycles, barriers to entry, and risks associated with cash flows in concluding upon our discount rates. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition dates, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, we may record adjustments to the purchase accounting. In addition, unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions. If the estimates do not reflect future results or assumptions utilized in the valuation are inaccurate, then our recorded intangible assets and goodwill could be misstated, or could result in future impairment.
New Accounting Standards
For additional information regarding new accounting guidance, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K, which provides a summary of recently adopted accounting standards and disclosures.

Results of Operations
The following table provides consolidated operating results and other operating data for the periods indicated:

	Year Ended December 31,			2023 vs. 2022 Change		2022 vs. 2021 Change
	2023	2022	2021	Amount	%	Amount	%

	(In millions, except percentages)
Consolidated Statement of Operations Data:
Net operating fees	$1,455.9	$1,309.7	$1,211.8	$146.2	11.2%	$97.9	8.1%
Incentive fees	108.4	106.8	143.8	1.6	1.5%	(37.0)	(25.7)%
Modular and other fees	689.9	389.9	119.0	300.0	76.9%	270.9	227.6%
Total net services revenue	2,254.2	1,806.4	1,474.6	447.8	24.8%	331.8	22.5%
Operating expenses:
Cost of services	1,769.7	1,446.9	1,160.9	322.8	22.3%	286.0	24.6%
Selling, general and administrative	220.0	172.5	122.0	47.5	27.5%	50.5	41.4%
Other expenses	116.6	189.8	55.5	(73.2)	(38.6)%	134.3	242.0%
Total operating expenses	2,106.3	1,809.2	1,338.4	297.1	16.4%	470.8	35.2%
Income (loss) from operations	147.9	(2.8)	136.2	150.7	5,382.1%	(139.0)	(102.1)%
Net interest expense	126.9	64.0	18.9	62.9	98.3%	45.1	238.6%
Net income (loss) before income tax provision (benefit)	21.0	(66.8)	117.3	87.8	131.4%	(184.1)	(156.9)%
Income tax provision (benefit)	17.7	(3.5)	30.0	21.2	605.7%	(33.5)	(111.7)%
Net income (loss)	$3.3	$(63.3)	$87.3	$66.6	105.2%	$(150.6)	(172.5)%

Adjusted EBITDA (1)	$614.3	$423.8	$345.8	$190.5	45.0%	$78.0	22.6%
(1) Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Net Services Revenue
Net services revenue increased by $447.8 million, or 24.8%, from $1,806.4 million for the year ended December 31, 2022 to $2,254.2 million for the year ended December 31, 2023. The increase was primarily driven by a full year of revenue contributed from the Cloudmed acquisition, which is reported in Modular and other fees, as compared to six months in the prior year. The increase in net operating fees of $146.2 million is primarily driven from increased revenue earned from end-to-end customers that were onboarded in 2022.
Cost of Services
Cost of services increased by $322.8 million, or 22.3%, from $1,446.9 million for the year ended December 31, 2022, to $1,769.7 million for the year ended December 31, 2023. The increase in the cost of services was primarily driven by an increase of $211.5 million in compensation expense, including share-based compensation, related to the full-year impact of Cloudmed employees and increased headcount driven by growth in the business. Additionally, cost of services for the year ended December 31, 2023 includes increased depreciation and amortization expense of $106.3 million primarily due to Cloudmed intangibles amortization.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $47.5 million, or 27.5%, from $172.5 million for the year ended December 31, 2022 to $220.0 million for the year ended December 31, 2023. The increase was driven by a $22.9 million increase in bad debt expense primarily due to certain customers with financial challenges and an increase of $10.9 million in compensation expense, including share-based compensation, related to the growth of the business, along with the full-year impact of Cloudmed.
Other Expenses
Other expenses decreased by $73.2 million, or 38.6%, from $189.8 million for the year ended December 31, 2022, to $116.6 million for the year ended December 31, 2023. See Note 14, Other Expenses, to the consolidated financial statements included in this Annual Report on Form 10-K for the details of the costs included in this total for the comparative periods.
Income Taxes
Income tax expense increased by $21.2 million from a $3.5 million income tax benefit for the year ended December 31, 2022 to a $17.7 million income tax expense for the year ended December 31, 2023. This was primarily due to increased federal and state taxes due to an increased level of profitability, as our pretax income for the year ended December 31, 2023 was $21.0 million compared to a pretax loss of $66.8 million for the year ended December 31, 2022. The increase was also due to certain non-deductible expenses for stock compensation, non-deductible legal costs, and an increase in foreign taxes due to higher income generated in our foreign operations.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
For a comparison of our results of operations for the year ended December 31, 2022 to the year ended December 31, 2021, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 16, 2023, as amended by Amendment No. 1 filed on December 4, 2023 (collectively, the “2022 Form 10-K”).
Non-GAAP Financial Measures
In order to provide a more comprehensive understanding of the information used by our management team in financial and operational decision-making, we supplement our consolidated financial statements that have been prepared in accordance with GAAP with the non-GAAP financial measure of adjusted EBITDA. Adjusted EBITDA is utilized by the Board and management team as (i) one of the primary methods for planning and forecasting overall expectations and for evaluating actual results against such expectations; and (ii) as a performance evaluation metric in determining achievement of certain executive incentive compensation programs, as well as for incentive compensation plans for employees.
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) before net interest income/expense, income tax provision/benefit, depreciation and amortization expense, share-based compensation expense, CoyCo 2, L.P. (“CoyCo 2”) share-based compensation expense, strategic initiatives costs, customer employee transition and restructuring expense, and other items which are detailed in Note 14, Other Expenses, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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

	Year End December 31,
	2023	2022	2021

	(In millions)
Net income (loss) (GAAP)	$3.3	$(63.3)	$87.3
Net interest expense	126.9	64.0	18.9
Income tax provision (benefit)	17.7	(3.5)	30.0
Depreciation and amortization expense	278.3	172.0	77.5
Share-based compensation expense (1)	64.2	59.7	76.6
CoyCo 2 share-based compensation expense (2)	7.3	5.1	—
Other expenses (3)	116.6	189.8	55.5
Adjusted EBITDA (Non-GAAP)	$614.3	$423.8	$345.8

(1)Share-based compensation expense represents the expense associated with stock options, restricted stock units (“RSUs”), and performance-based RSUs (“PBRSUs”), as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 13, Share-Based Compensation, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the detail of the amounts of share-based compensation expense.
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
Liquidity and Capital Resources
Our primary sources of liquidity include our cash flows from operations and borrowings under the Second A&R Credit Agreement. As of December 31, 2023, we had total liquidity of $772.4 million reflecting our cash and cash equivalents and our remaining availability under the Senior Revolver.

Our liquidity is influenced by many factors, including timing of revenue and corresponding cash collections, customer onboarding costs, the amount and timing of investments in strategic initiatives, transaction costs related to business acquisitions, our technology investments, and the use of cash to pay tax withholding obligations upon surrender of shares upon vesting of equity awards. We continue to invest capital in order to achieve our strategic initiatives and successfully integrate acquired companies. As part of our strategic initiatives, we plan to continue to invest in technology to increase the capabilities, scalability, and resiliency of our systems.
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
We expect our cash and cash equivalents, cash flows from operations, and our availability under the Senior Revolver to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, including debt maturities and material capital expenditures, for the next 12 months and beyond. Similar to previous acquisitions and the Acclara Acquisition noted above, future potential acquisitions may be funded through the incurrence of additional debt if our current credit facilities do not have the required capacity.

Our material cash requirements include the following contractual and other obligations:

Debt

As of December 31, 2023, we had outstanding debt of $1.7 billion with contractual payments extending through 2029, with $67.0 million payable within 12 months. As of December 31, 2023, future interest payments associated with our debt totaled $448.9 million, with $119.0 million payable within the next 12 months, based on the floating rates as of December 31, 2023.

Concurrently with the close of the Acclara Acquisition on January 17, 2024, we entered into the Second Amendment to the Second A&R Credit Agreement whereby we borrowed Incremental Term B Loans under the Second A&R Credit Agreement in an aggregate principal amount equal to $575.0 million. We used the proceeds of the Incremental Term B Loans, together with cash on hand and borrowings of $80 million under the Senior Revolver, to finance (i) the cash consideration for the Acclara Acquisition and (ii) fees and costs incurred in connection with the acquisition and related transactions.

Following the incurrence of the Incremental Term B Loans, as of January 17, 2024, future interest payments associated with the Senior Term Loans and Incremental Terms B Loans are estimated to be $706.3 million, with $165.5 million payable through December 31, 2024, based on the floating rates as of December 31, 2023. Additionally, we estimate future interest payments of $6.0 million in 2024 associated with our Senior Revolver borrowings, based on the floating rates as of December 31, 2023 and assuming no principal payments on the Senior Revolver during 2024 and that we do not otherwise refinance or issue additional debt.

Leases

Our significant leasing activity encompasses leases for real estate, including corporate offices, operational facilities, and global business services centers. As of December 31, 2023, we had fixed future lease payments of $119.1 million, with $25.1 million payable within 12 months.

Software purchase and services obligations

Our primary purchase obligations relate to contracts entered into with vendors that supply various software services and products. As of December 31, 2023, we had purchase obligations related to software and service contracts of $225.9 million, with $56.4 million payable within 12 months.
As of December 31, 2023 and 2022, we had cash and cash equivalents of $173.6 million and $110.1 million, respectively. Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended December 31,
	2023	2022	2021

	(In millions)
Net cash provided by (used in) operating activities	$340.1	$(9.9)	$256.5
Net cash used in investing activities	(102.8)	(949.5)	(332.1)
Net cash (used in) provided by financing activities	(173.9)	943.0	31.4
Effect of exchange rate changes in cash	0.1	(3.6)	(0.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	63.5	(20.0)	(44.7)
Cash Flows from Operating Activities
Cash provided by operating activities increased by $350.0 million from cash used of $9.9 million for the year ended December 31, 2022, to cash provided of $340.1 million for the year ended December 31, 2023. Cash used in operating activities for the year ended December 31, 2022 included over $100 million of the costs related to the Cloudmed acquisition and the opening of a global business services center in the Philippines. See Note 14, Other Expenses, for additional information. The increase in cash provided by operating activities for the year ended December 31, 2023 can also be attributed to the increase in net services revenue and the cost synergies related to the Cloudmed acquisition that helped offset increased operating expenses.
For a comparison of our cash flows from operating activities for the year ended December 31, 2022 to the year ended December 31, 2021, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Form 10-K.
Cash Used in Investing Activities
Cash used in investing activities primarily includes our inorganic growth initiatives and investments in property, equipment and software. Outflows for significant acquisitions are typically offset by cash inflows from financing activities related to obtaining new debt.
Cash used in investing activities decreased by $846.7 million from $949.5 million for the year ended December 31, 2022, to $102.8 million for the year ended December 31, 2023. The decrease is primarily due to the $847.7 million cash payment for the Cloudmed acquisition in 2022. See Note 3, Acquisitions, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
For a comparison of our cash flows used in investing activities for the year ended December 31, 2022 to the year ended December 31, 2021, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Form 10-K.

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
Cash used in financing activities for the year ended December 31, 2023 was $173.9 million, which is primarily attributable to repayments on the Senior Secured Credit Facilities (as defined below). For the year ended December 31, 2022, cash provided by financing activities was $943.0 million, which is primarily due to the borrowings made under the Second A&R Credit Agreement in 2022 to fund the Cloudmed acquisition.
For a comparison of our cash flows from financing activities for the year ended December 31, 2022 to the year ended December 31, 2021, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Form 10-K.
Debt and Financing Arrangements
On June 21, 2022, we entered into the Second A&R Credit Agreement, governing the Company’s second amended and restated senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of the $691.3 million existing senior secured term loan A facility (the “Existing Term A Loan”), a $540.0 million senior secured incremental term loan A facility (the “Incremental Term A Loan,” and together with the Existing Term A Loan, the “Term A Loans”), a $500.0 million senior secured term loan B facility (the “Term B Loan,” and together with the Term A Loans, the “Senior Term Loans”), and our $600.0 million Senior Revolver. The Existing Term A Loan requires quarterly payments. Commencing December 31, 2022, we are also required to repay the Incremental Term A Loan and Term B Loan in quarterly principal installments. The Senior Secured Credit Facilities bear interest at a floating rate, which was 7.61% for the Term A Loans and Senior Revolver and 8.36% for the Term B Loan as of December 31, 2023. See Note 11, Derivative Financial Instruments, to our consolidated financial statements included in this Annual Report on Form 10-K for discussion on our interest rate hedging transactions.
As of December 31, 2023, we had no outstanding borrowings and had $598.8 million remaining on our Senior Revolver. As of December 31, 2022, we had drawn $100.0 million and had $499.1 million remaining on our Senior Revolver.
The proceeds from the new Senior Secured Credit Facilities were used, in addition to cash on hand, (1) to refinance, in full, all existing indebtedness under the Amended and Restated Credit Agreement, dated as of July 1, 2021, by and among Old R1 RCM and certain of its subsidiaries, Bank of America, N.A., as administrative agent, and the lenders named therein, and amend and restate all commitments thereunder (the “Refinancing”), (2) to pay certain fees and expenses incurred in connection with the entry into the Second A&R Credit Agreement and the Refinancing, (3) to fund the Cloudmed acquisition and a holding company reorganization, and to pay the fees, premiums, expenses and other transaction costs incurred in connection therewith, and (4) to finance our working capital needs for general corporate purposes.
The Second A&R Credit Agreement contains a number of financial and non-financial covenants. We are required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. The Company was in compliance with all of the covenants in the Second A&R Credit Agreement as of December 31, 2023.
Concurrently with the close of the Acclara Acquisition on January 17, 2024, we entered into the Second Amendment to the Second A&R Credit Agreement. See Note 23, Subsequent Events, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

See Note 10, Debt, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates in connection with our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of December 31, 2023, we have hedged $500.0 million of our $1.7 billion outstanding floating rate debt to a fixed rate of 3.01% plus the applicable spread defined in the Second A&R Credit Agreement. The remaining $1.2 billion outstanding, as of December 31, 2023, was subject to average variable rates of 7.61% for the Term A Loans and Senior Revolver and 8.36% for the Term B Loan as of that date. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would increase or decrease our annual interest expense on the $1.2 billion subject to variable rates by approximately $11.6 million.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee and Philippine peso because a portion of our operating expenses are incurred by our subsidiaries in India and the Philippines. We do not generate net services revenue outside of the U.S. For the years ended December 31, 2023, 2022 and 2021, 9%, 8%, and 9% of our expenses were denominated in foreign currencies, respectively. As of December 31, 2023 and 2022, we had net assets of $104.8 million and $81.5 million in foreign entities, respectively. Before the impact of our foreign currency hedging activities discussed below, the reduction in earnings from a 10% change in foreign currency spot rates would have been $21.9 million and $16.7 million at December 31, 2023 and 2022, respectively.
We have hedge positions that are designated cash flow hedges of certain intercompany charges which have maturities not exceeding December 31, 2024 and are intended to partially offset the impact of foreign currency movements on future costs relating to our global business services centers. For additional information, see Note 11, Derivative Financial Instruments to our Consolidated Financial Statements included in this Annual Report on Form 10-K. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.
For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of December 31, 2023, it was anticipated that approximately $1.4 million of gains, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months. As of December 31, 2023, the notional value of the outstanding derivative contracts totaled 8.7 billion Indian rupees and 1.4 billion Philippine pesos.
We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $11.7 million as of December 31, 2023.
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
Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making its assessment, management has utilized the criteria set forth by the COSO of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2023.

We have set forth the attestation report of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, and we incorporate such report herein by reference.

Remediation of Material Weakness

To address the previously reported material weakness in internal control over financial reporting described in Part I, Item 4 of our Form 10-Q for the quarter ended September 30, 2023, management designed and implemented new controls and enhanced existing controls related to the accounting for business combinations and related transactions to identify arrangements that should be considered for recording outside of the business combination transaction purchase accounting, including all acquiree-related or similar compensation arrangements. These changes are consistent with the remediation plan that was disclosed in Item 9A of Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on December 4, 2023. Based on the actions taken, as well as the evaluation of the design and operating effectiveness of the Company’s new and updated internal controls, management, with the participation of our Chief Executive Officer and Chief Financial Officer, determined that the material weakness noted above had been remediated as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2023, we adopted and tested changes to our internal control over financial reporting related to our remediation efforts described above. We also completed and implemented the process and system integration with respect to Cloudmed’s operations and completed the design and implementation of new controls over Cloudmed’s systems and processes involved in estimating revenue and customer billing. Other than as described herein, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of R1 RCM Inc.

Opinion on Internal Control Over Financial Reporting

We have audited R1 RCM Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, R1 RCM Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2024

Item 9B.	Other Information
Insider Trading Arrangements
During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors and executive officers will be contained in our 2024 Proxy Statement under the caption “Information About Our Directors, Officers and 5% Stockholders” and is incorporated in this report by reference.
The information required by this item with respect to corporate governance matters will be contained in our 2024 Proxy Statement under the caption “Corporate Governance” and is incorporated in this report by reference.

Item 11.	Executive Compensation

Information required to be furnished by Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K regarding executive compensation will be included in our 2024 Proxy Statement under the caption “Executive Compensation” and is herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We maintain an Amended and Restated Stock Option Plan (“2006 Plan”), and a Fourth Amended and Restated 2010 Stock Incentive Plan (the “2010 Amended Plan” and together with the 2006 Plan, the “Plans”). Under the 2010 Amended Plan, we may issue up to a maximum of 59,974,756 shares of common stock, including any shares that remained available for issuance under the 2006 Plan as of the date of the initial public offering of our common stock (the “IPO”) and any shares subject to awards that were outstanding under the 2006 Plan as of the date of the IPO that expire, terminate or are otherwise surrendered, canceled, forfeited, or repurchased by us without the issuance of shares thereunder. We will not make any further grants under the 2006 Plan. The 2010 Amended Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, and other share-based awards. As of December 31, 2023, 7,456,142 shares were available for future grants of awards under the 2010 Amended Plan. However, to the extent that previously granted awards under the 2006 Plan or 2010 Amended Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the 2010 Amended Plan will increase.
On June 21, 2022, the Board adopted the R1 RCM Inc. 2022 Inducement Plan (the “Inducement Plan”) to accommodate equity grants to new employees hired in connection with the Cloudmed acquisition. Under the Inducement Plan, we may grant RSUs (including PBRSUs) with respect to up to a total of 6,225,000 shares of common stock to new employees. Pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules, the Inducement Plan was adopted without stockholder approval. The Inducement Plan only provides for the grant of RSUs (including PBRSUs), and its terms are otherwise substantially similar to the 2010 Amended Plan, including with respect to treatment of equity awards in the event of a “change in control” as defined under the Inducement Plan. In accordance with Rule 5635(c)(4) of the NASDAQ Listing Rules, awards under the Inducement Plan can only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company or in connection with a merger or acquisition, to the extent permitted by Rule 5635(c)(3) of the NASDAQ Listing Rules. As of December 31, 2023, 519,830 shares were available for future grants of awards under the Inducement Plan. However, to the extent that previously granted awards under the Inducement Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the Inducement Plan will increase.

The following table summarizes information about the securities authorized for issuance under our equity compensation plans as of December 31, 2023:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Restricted Stock Units	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a))
Equity compensation plans approved by stockholders (1)	12,580,339	$3.41	7,456,142
Equity compensation plans not approved by stockholders (2)	5,654,741	$—	519,830
Total	18,235,080		7,975,972

(1) Includes 2,647,202 outstanding stock options, 3,254,593 RSUs, and 6,678,544 PBRSUs awarded under the Plans. The number of shares included for PBRSUs represents the maximum shares that could vest. Since the RSUs and PBRSUs have no exercise price, they are not included in the weighted-average exercise price calculation in column b.
(2) Represents RSU and PBRSU inducement awards made in conjunction with the Cloudmed acquisition. The number of shares included for PBRSUs represents the maximum shares that could vest. Since the RSUs and PBRSUs have no exercise price, there is no weighted-average exercise price calculation in column b.

The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2024 Proxy Statement under the caption “Information About Our Directors, Officers and 5% Stockholders - Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our 2024 Proxy Statement under the captions “Related Party Transactions” and “Corporate Governance” and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be contained in our 2024 Proxy Statement under the caption “The Auditor Ratification Proposal” and is incorporated in this report by reference.

PART IV

Item 15.	Exhibit and Financial Statement Schedules
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

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)
4.1	Description of Securities (filed herewith)
4.2
Second Amended and Restated Registration Rights Agreement, dated as of June 21, 2022, by and among the Company, Old R1 RCM, TCP-ASC ACHI Series LLLP, IHC Health Services, Inc., Shared Business Services, LLC and the Sellers (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

4.3
Amended and Restated Investor Rights Agreement, dated June 21, 2022, by and among the Company, Old R1 RCM and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

4.4
Investor Rights Agreement, dated June 21, 2022, by and among the Company and the Sellers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

4.5
Warrant Assignment and Assumption Agreement, dated June 21, 2022, by and between the Company and IHC Health Services, Inc. (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

4.6
Warrant, dated January 23, 2018, by and between Old R1 RCM and IHC Health Services, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34746) filed on January 24, 2018)

4.7
Warrant Assignment and Assumption Agreement, dated June 21, 2022, by and between the Company and TCP ASC ACHI Series LLLP (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)

4.8
Warrant, dated February 16, 2016, by and between Old R1 RCM and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-34746) filed on May 10, 2016)

4.9
Warrant, dated as of January 17, 2024, by and between R1 RCM Inc. and Providence Health & Services – Washington (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-41428) filed on January 17, 2024)

10.1*
Amended and Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-162186) filed on April 26, 2010)

10.2*
Form of Acknowledgment of Grant, used to evidence option grants under the Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-162186) filed on September 29, 2009)

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

10.64*	R1 RCM Inc. Fourth Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41428) filed on May 17, 2023)
10.65*
Form of Restricted Stock Unit Award Agreement under the Company’s Third Amended and Restated 2010 Stock Incentive Plan (to be used for short-term awards) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-41428) filed on May 4, 2023

10.66*
Form of Restricted Stock Unit Award Agreement under the Company’s Third Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-41428) filed on May 4, 2023)

10.67
Director Nomination Agreement, dated as of January 17, 2024, by and between R1 RCM Inc. and Providence Health & Services – Washington (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41428) filed on January 17, 2024)

10.68
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of January 17, 2024, by and among R1 RCM Inc. and certain of its subsidiaries, Bank of America, N.A., as administrative agent, and the lenders named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-41428) filed on January 17, 2024)

10.69^	Amendment No. 7 to the Amended & Restated Master Professional Services Agreement, dated as of October 25, 2023, by and between Ascension Health and R1 RCM Holdco Inc. (filed herewith)
10.70
Amendment No. 1 and Waiver to Second Amended and Restated Credit Agreement, dated as of November 17, 2023, by and among R1 RCM Inc. and certain of its subsidiaries, Bank of America, N.A., as administrative agent, and the lenders named therein (filed herewith)

21.1	Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1	R1 RCM Inc. Clawback Policy (filed herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.
^	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R1 RCM INC.

By:	/s/ Lee Rivas
Lee Rivas
Chief Executive Officer

By:	/s/ Jennifer Williams
Jennifer Williams
Chief Financial Officer and Treasurer
Date: February 27, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lee Rivas Lee Rivas	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2024

/s/ Jennifer Williams Jennifer Williams	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2024

/s/ Pamela L. Spikner Pamela L. Spikner	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2024

/s/ Bradford Kyle Armbrester Bradford Kyle Armbrester	Director	February 27, 2024

/s/ Clay Ashdown Clay Ashdown	Director	February 27, 2024

/s/ Agnes Bundy Scanlan Agnes Bundy Scanlan	Director	February 27, 2024

/s/ Jeremy Delinsky Jeremy Delinsky	Director	February 27, 2024

/s/ David M. Dill David M. Dill	Director	February 27, 2024

/s/ Michael C. Feiner Michael C. Feiner	Director	February 27, 2024

/s/ Joseph Flanagan Joseph Flanagan	Director	February 27, 2024

/s/ John B. Henneman III John B. Henneman III	Lead Director	February 27, 2024

/s/ Matthew Holt Matthew Holt	Director	February 27, 2024

/s/ Neal Moszkowski Neal Moszkowski	Director	February 27, 2024

/s/ Dominic Nakis Dominic Nakis	Director	February 27, 2024

/s/ Ian Sacks Ian Sacks	Director	February 27, 2024

/s/ Jill Smith Jill Smith	Director	February 27, 2024

/s/ Anthony J. Speranzo Anthony J. Speranzo	Chair of the Board	February 27, 2024

/s/ Anthony R. Tersigni Anthony R. Tersigni	Director	February 27, 2024

/s/ Erik G. Wexler Erik G. Wexler	Director	February 27, 2024

R1 RCM Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of R1 RCM Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of R1 RCM Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Contract assets
Description of the Matter	As described in Notes 2 and 6 to the consolidated financial statements, certain modular service lines include services provided to the Company’s healthcare provider customers to assist them in optimizing revenue.

As the majority of the ultimate revenue earned is based on future collections by the Company’s customers, the variable consideration must be estimated to reflect the Company’s expectations about the amount it will be entitled to receive from its customers. As the revenue recognized is not finalized and billed until a future period, accounting for revenue results in the recognition of a contract asset. The Company’s contract asset balance was $132.1 million at December 31, 2023.

Auditing the Company's contract asset involved challenging judgment because the calculation involves certain subjective management assumptions, notably the realization rate to estimate the total amount that the Company’s customers are likely to collect from their payors after the services have been provided. The Company estimates the variable consideration for these services which they expect to be entitled to from each customer using assumptions based on historical information at the customer and service line level, which are regularly reviewed and updated, based on management’s best judgment at the time considering available internal and customer-specific information.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls addressing the risks of material misstatement over its accounting for contract assets including, among others, management's process to measure the variable considerations to establish contract assets. This included testing controls over management's review of the significant assumptions and other inputs used in the estimation of contract assets. The testing was inclusive of key management review controls over the estimated variable considerations, and controls to ensure that the data used to evaluate and support the estimation was complete, accurate and, where applicable, verified to appropriate data sources.

To test the appropriateness of the contract asset at the balance sheet date, our audit procedures included, among others, obtaining and reviewing the customer agreements, evaluating the significant assumptions used by management (see above) and testing the accuracy and completeness of the underlying data used in management's calculation.

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

Chicago, Illinois
February 27, 2024

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$173.6	$110.1
Accounts receivable, net of $48.2 million and $15.1 million allowance as of December 31, 2023 and 2022, respectively	243.3	235.2
Accounts receivable - related party, net of $0.1 million allowance as of December 31, 2023 and 2022	26.1	25.0
Current portion of contract assets, net	94.4	83.9
Prepaid expenses and other current assets	95.9	110.3
Total current assets	633.3	564.5
Property, equipment and software, net	173.7	164.8
Operating lease right-of-use assets	62.5	80.5
Non-current portion of contract assets, net	37.7	32.0
Non-current portion of deferred contract costs	30.4	26.7
Intangible assets, net	1,310.7	1,514.5
Goodwill	2,629.4	2,640.3
Non-current deferred tax assets	10.9	10.4
Other assets	71.6	88.1
Total assets	$4,960.2	$5,121.8
Liabilities
Current liabilities:
Accounts payable	$22.7	$33.4
Current portion of customer liabilities	39.8	57.5
Current portion of customer liabilities - related party	5.2	7.4
Accrued compensation and benefits	126.3	109.0
Current portion of operating lease liabilities	19.3	18.0
Current portion of long-term debt	67.0	53.9
Accrued expenses and other current liabilities	65.9	70.5
Total current liabilities	346.2	349.7
Non-current portion of customer liabilities	2.7	5.0
Non-current portion of customer liabilities - related party	11.8	13.7
Non-current portion of operating lease liabilities	77.8	94.4
Long-term debt	1,570.5	1,732.6
Non-current deferred tax liabilities	176.6	200.8
Other non-current liabilities	23.2	23.1
Total liabilities	2,208.8	2,419.3

Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized, 445,436,482 shares issued and 420,201,507 shares outstanding at December 31, 2023; 750,000,000 shares authorized, 439,950,125 shares issued and 416,597,885 shares outstanding at December 31, 2022	4.5	4.4
Additional paid-in capital	3,197.4	3,123.3
Accumulated deficit	(136.7)	(140.0)
Accumulated other comprehensive loss	(5.9)	(3.4)
Treasury stock, at cost, 25,234,975 shares as of December 31, 2023; 23,352,240 shares as of December 31, 2022	(307.9)	(281.8)
Total stockholders’ equity	2,751.4	2,702.5
Total liabilities and stockholders’ equity	$4,960.2	$5,121.8
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net services revenue ($891.3 million, $881.0 million and $893.5 million from related party for the years ended December 31, 2023, 2022, and 2021, respectively)	$2,254.2	$1,806.4	$1,474.6
Operating expenses:
Cost of services	1,769.7	1,446.9	1,160.9
Selling, general and administrative	220.0	172.5	122.0
Other expenses	116.6	189.8	55.5
Total operating expenses	2,106.3	1,809.2	1,338.4
Income (loss) from operations	147.9	(2.8)	136.2
Net interest expense	126.9	64.0	18.9
Income (loss) before income tax provision (benefit)	21.0	(66.8)	117.3
Income tax provision (benefit)	17.7	(3.5)	30.0
Net income (loss)	$3.3	$(63.3)	$87.3
Net income (loss) per common share:
Basic	$0.01	$(0.18)	$(1.90)
Diluted	$0.01	$(0.18)	$(1.90)
Weighted average shares used in calculating net income (loss) per common share:
Basic	418,587,390	352,337,767	266,183,565
Diluted	454,094,374	352,337,767	266,183,565
Consolidated statements of comprehensive income (loss)
Net income (loss)	3.3	(63.3)	87.3
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	(2.4)	9.2	2.1
Foreign currency translation adjustments	(0.1)	(7.3)	(0.9)
Total other comprehensive income (loss), net of tax	$(2.5)	$1.9	$1.2
Comprehensive income (loss)	$0.8	$(61.4)	$88.5

Basic:
Net income (loss)	$3.3	$(63.3)	$87.3
Less dividends on preferred shares	—	—	(592.3)
Net income (loss) available/allocated to common shareholders - basic	$3.3	$(63.3)	$(505.0)
Diluted:
Net income (loss)	$3.3	$(63.3)	$87.3
Less dividends on preferred shares	—	—	(592.3)
Net income (loss) available/allocated to common shareholders - diluted	$3.3	$(63.3)	$(505.0)
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity
(In millions, except per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	137,812,559	$1.4	(16,668,521)	$(139.2)	$393.7	$(164.0)	$(6.5)	$85.4
Share-based compensation expense	—	—	—	—	77.3	—	—	77.3
Issuance of common stock related to share-based compensation plans	2,325,918	—	—	—	—	—	—	—
Issuance of common stock	324,212	—	—	—	7.0	—	—	7.0
Exercise of vested stock options	1,819,039	—	—	—	8.0	—	—	8.0
Acquisition of treasury stock related to share-based compensation plans	—	—	(796,908)	(19.1)	—	—	—	(19.1)
Repurchase of common stock	—	—	(2,629,257)	(56.9)	—	—	—	(56.9)
Net change on derivatives designated as cash flow hedges, net of tax of 0.7	—	—	—	—	—	—	2.1	2.1
Foreign currency translation adjustment	—	—	—	—	—	—	(0.9)	(0.9)
Conversion of preferred shares	117,706,400	1.2	—	—	250.3	—	—	251.5
Inducement dividend	—	—	—	—	(592.3)	—	—	(592.3)
Issuance of common stock related to inducement	21,582,800	0.2	—	—	487.1	—	—	487.3
Exercise of warrants pursuant to cashless provisions	16,750,000	0.2	—	—	(0.2)	—	—	—
Net income	—	—	—	—	—	87.3	—	87.3
Balance at December 31, 2021	298,320,928	$3.0	(20,094,686)	$(215.2)	$630.9	$(76.7)	$(5.3)	$336.7
Share-based compensation expense	—	—	—	—	60.0	—	—	60.0
CoyCo 2 share-based compensation expense	—	—	—	—	5.1	—	—	5.1
Issuance of common stock related to share-based compensation plans	2,954,694	—	—	—	—	—	—	—
Issuance of common stock	137,389,275	1.4	—	—	2,411.4	—	—	2,412.8
Replacement awards issued in conjunction with acquisitions	—	—	—	—	11.3	—	—	11.3
Exercise of vested stock options	1,285,228	—	(2,282)	(0.1)	4.6	—	—	4.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(1,174,754)	(27.6)	—	—	—	(27.6)
Repurchases of common stock	—	—	(2,080,518)	(38.9)	—	—	—	(38.9)
Net change on derivatives designated as cash flow hedges, net of tax of $3.1	—	—	—	—	—	—	9.2	9.2
Foreign currency translation adjustment	—	—	—	—	—	—	(7.3)	(7.3)
Net loss	—	—	—	—	—	(63.3)	—	(63.3)
Balance at December 31, 2022	439,950,125	$4.4	(23,352,240)	$(281.8)	$3,123.3	$(140.0)	$(3.4)	$2,702.5
Share-based compensation expense	—	—	—	—	65.6	—	—	65.6
CoyCo 2 share-based compensation expense	—	—	—	—	7.3	—	—	7.3
Issuance of common stock related to share-based compensation plans	5,075,011	0.1	—	—	(0.1)	—	—	—
Exercise of vested stock options	411,346	—	(4,118)	(0.1)	1.3	—	—	1.2
Acquisition of treasury stock related to share-based compensation plans	—	—	(1,878,617)	(26.0)	—	—	—	(26.0)
Net change on derivatives designated as cash flow hedges, net of tax of $(0.8)	—	—	—	—	—	—	(2.4)	(2.4)
Foreign currency translation adjustment	—	—	—	—	—	—	(0.1)	(0.1)
Net income	—	—	—	—	—	3.3	—	3.3
Balance at December 31, 2023	445,436,482	$4.5	(25,234,975)	$(307.9)	$3,197.4	$(136.7)	$(5.9)	$2,751.4
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income (loss)	$3.3	$(63.3)	$87.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	278.3	172.0	77.5
Amortization of debt issuance costs	5.7	3.6	1.2
Share-based compensation	64.2	59.8	76.6
CoyCo 2 share-based compensation	7.3	5.1	—
Loss/(gain) on disposal and right-of-use asset write-downs	10.0	21.1	(0.4)
Provision for credit losses	34.6	11.8	0.7
Deferred income taxes	(14.6)	(6.8)	23.3
Non-cash lease expense	11.5	14.0	9.7
Other	12.3	6.5	(1.9)
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(44.0)	(51.8)	(33.2)
Contract assets	(15.2)	(24.1)	—
Prepaid expenses and other assets	3.9	(40.5)	(17.8)
Accounts payable	(10.9)	(16.0)	0.1
Accrued compensation and benefits	17.4	(69.5)	41.6
Operating lease liabilities	(18.0)	(18.9)	(12.7)
Other liabilities	17.9	(1.7)	(13.5)
Customer liabilities and customer liabilities - related party	(23.6)	(11.2)	18.0
Net cash provided by (used in) operating activities	340.1	(9.9)	256.5
Investing activities
Purchases of property, equipment, and software	(102.5)	(93.5)	(51.7)
Payment for business acquisitions, net of cash acquired	—	(847.7)	(286.4)
Other	(0.3)	(8.3)	6.0
Net cash used in investing activities	(102.8)	(949.5)	(332.1)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	—	1,016.6	698.6
Borrowings on revolver	30.0	50.0	120.0
Payment of debt issuance costs	—	(1.0)	(1.9)
Repayment of senior secured debt	(53.9)	(25.5)	(488.9)
Repayments on revolver	(130.0)	(30.0)	(110.0)
Payment of contingent consideration liability	—	—	(4.8)
Deferred payment related to acquisition of RevWorks	—	—	(12.5)
Inducement of preferred stock conversion	—	—	(105.0)
Payment of equity issuance costs	—	(2.0)	—
Exercise of vested stock options	1.3	4.6	8.9
Purchase of treasury stock	—	(39.3)	(56.5)
Shares withheld for taxes	(26.5)	(30.2)	(16.3)
Other	5.2	(0.2)	(0.2)
Net cash (used in) provided by financing activities	(173.9)	943.0	31.4
Effect of exchange rate changes in cash	0.1	(3.6)	(0.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	63.5	(20.0)	(44.7)
Cash, cash equivalents, and restricted cash at beginning of period	110.1	130.1	174.8
Cash, cash equivalents, and restricted cash at end of period	$173.6	$110.1	$130.1
Supplemental disclosures of cash flow information
Property, equipment and software purchases not paid	$18.4	$26.9	$19.5
Assets obtained in exchange for common stock	$—	$24.3	$7.0
Interest paid	$126.5	$61.0	$17.3
Income taxes paid	$34.4	$8.6	$5.2
Income taxes refunded	$0.4	$—	$0.2
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

1. Description of Business
R1 RCM Inc. (the “Company”) is a leading provider of technology-driven solutions that transform the financial performance and patient experience for health systems, hospitals, and physician groups. The Company’s scalable operating models complement a healthcare organization’s infrastructure, driving sustainable improvements to net patient revenue and cash flows while driving revenue yield, reducing operating costs, and enhancing the patient experience.
The Company delivers solutions to customers through leading-edge technology, proprietary expertise, intellectual property, global scale, and operational excellence – key elements to driving durable financial performance across the revenue cycle, which encompass patient registration, insurance and benefit verification, scheduling, medical treatment documentation and coding, bill preparation, and collections from patients and payers. The Company assists its revenue cycle management (“RCM”) customers in managing their revenue cycle operating costs while simultaneously increasing the portion of the maximum potential services revenue they receive. Together, these benefits can generate significant and sustainable improvements in operating margins and cash flows for the Company’s customers.
The Company’s flexible partnership models are intentionally designed to meet the unique needs of the providers it serves. The Company’s commitment as an accountability partner with the ability to deliver multiple integrated solutions at scale allows it to engage with customers in a manner that aligns with the customers’ objectives.
•Operating Partnership/End-to-End Solutions: For organizations seeking comprehensive support across the entire revenue cycle, the Company’s operating partnership model manages multiple aspects of the revenue cycle allowing hospital and physician customers to realize financial leverage and revenue improvement. Under this partnership model, the Company assumes full responsibility of all or select revenue cycle phases to deliver scalable, accelerated, and sustainable financial results across all settings of care and payment models, customized for health systems and physician groups.
•Modular Solutions: For organizations looking to accelerate, optimize, and navigate revenue recovery, the Company offers modular solutions, which can be purchased individually or bundled and are designed to deliver results in key revenue cycle areas. Under this focused and flexible partnership approach, the Company addresses specific challenges of the revenue cycle. This customized approach promotes cost reduction and enhanced revenue performance in areas that matter most for health systems, hospitals, and physician groups.

For the years ended December 31, 2023, 2022, and 2021, substantially all of the Company’s net operating and incentive fees from end-to-end RCM services were generated under the operating partner model.

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

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Acclara Acquisition

On January 17, 2024, the Company completed the acquisition of the RCM business (“Acclara”) of Providence Health & Services – Washington (“Providence”) and certain of its affiliates (the “Acclara Acquisition”) in exchange for $675.0 million cash and a warrant to acquire up to 12,192,000 shares of common stock, par value $0.01 per share, of the Company to Providence (the “Providence Warrant”), subject to customary adjustments for working capital, cash, and debt. The Company acquired 100% of the equity interests in Acclara. The Company funded the cash consideration for the Acclara Acquisition and related fees and expenses with cash on hand, borrowings of $80 million under the senior secured revolving credit facility (the “Senior Revolver”), and incremental borrowings of $575.0 million from the senior secured term loan B facility (such incremental borrowings, the “Incremental Term B Loans”). For more information on the additional borrowings, see Note 23, Subsequent Events.

2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the assets, liabilities and results of operations of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with the generally accepted accounting principles in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results can differ from those estimates.
Revenue Recognition
The Company’s earns revenue from the provision of RCM services to healthcare providers. The operating partnership arrangements are large scale outsourcing contracts where the Company takes over the management of all or most of the revenue cycle operation of the customer. Modular and other services are contracted on a smaller scale and include the outsourcing of specific RCM tasks or services focused on opportunities to accelerate and optimize revenue, reduce costs, or improve performance.

Revenue Cycle Management

RCM services fees are primarily variable and performance related. The performance obligation is generally viewed as a series of distinct services in which there are identifiable increments of time within a long-term service contract. The variable consideration for end-to-end RCM services is allocated to and recognized over the related time period as the amounts reflect the consideration the Company is entitled to and relate specifically to the Company’s efforts to satisfy its performance obligation. Fees for physician group RCM services include variable consideration contingent on customer collections, and inputs to the Company’s revenue estimates typically include historical service fees and historical customer collection amounts. RCM services fees consist of net operating fees and incentive fees. In some cases, there may be certain services that are provided under a separate fee similar to a modular service. The typical length of an end-to-end RCM contract is seven to 10 years (subject to the parties’ respective termination rights), but varies from customer to customer.

Net Operating Fees

The Company’s net operating fees consist of:

i.gross base fees, a contractually agreed upon cost-to-collect percentage applied to a customer’s contractually defined patient collections, invoiced to customers; less

ii.corresponding costs of customers’ revenue cycle operations which the Company pays pursuant to its RCM agreements, including salaries and benefits for the customers’ RCM personnel, and related third-party vendor costs; plus

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

iii.fees accrued for physician group RCM services.

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

Incentive Fees

Incentive fees are structured to reflect quarterly or annual performance and are evaluated on a contract-by-contract basis. The Company estimates incentive fee revenue based on contractually agreed-upon financial or operating metrics and confirms the unbilled incentive fee directly with the customer at year end. The Company recognizes revenue related to incentive fees ratably as the performance obligation for RCM services is satisfied, to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved. Incentive fees are typically billed and paid on a quarterly basis.

Modular and Other Fees

The Company recognizes revenue related to modular and other RCM fees as performance obligations are completed. This can vary by service line, but the predominant fee arrangements are described below. Modular service agreements generally vary in length between one and three years (subject to the parties’ respective termination rights).

1.For certain modular revenue services, fees are contingent and variable in nature and estimated revenue is recognized as services are provided resulting in the recognition of a contract asset. Revenues and contract assets are recognized when control of the promised services is transferred to the customer and reflects the estimated amount of consideration the Company expects to be entitled in exchange for transferring those services. We estimate the variable consideration for which we expect to be entitled from our service arrangements with each customer using assumptions based on historical information at the customer and service line level, which are regularly reviewed and updated. We also apply our best judgment at the time based on available internal and customer-specific information. The estimate of variable consideration included in the transaction price typically involves the application of an assumption regarding the expected realization rate to estimate the total amount that the Company’s customers are likely to collect from their payers after the services have been provided. The assumptions are developed using historic incremental reimbursements collected by customers, a portfolio of similar contracts, or the service line level. We allocate variable consideration to each distinct period to which it relates since this reflects the consideration to which we expect to be entitled in exchange for the services we have performed to date. Billing occurs once the customer collects additional revenue from payers based on services provided.

2.To the extent that certain service fees are fixed and not subject to refund, adjustment, or concession, these fees are generally recognized into revenue ratably as the performance obligation is satisfied.
3.Fees for services with a fixed rate applied to a variable volumetric measure are recognized into revenue ratably as the performance obligation is satisfied or recognized in the period performance is completed.

Payment terms are generally 30 to 60 days.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Bundled Services

While we do have many modular customers that have contracts for more than one service, each service is contracted separately under an overall master services agreement and the individual service offerings are priced at or near stand-alone selling price. End-to-end RCM services are typically sold separately.
Cost of Services
Cost of services consist of (i) on-site personnel and technology costs, (ii) global business services costs, and (iii) other costs. On-site personnel and technology costs consist primarily of wages, bonuses, benefits, share-based compensation, travel, and other costs associated with employees who are assigned to customer sites to help manage the Company’s customers’ revenue cycle operations. The other significant portion of such expenses is an allocation of the costs associated with maintaining, improving, and deploying our integrated proprietary technology suite. Global business services costs relate to the Company’s global business services centers in the U.S., India, and the Philippines that perform patient scheduling and pre-registration, medical transcription, cash posting, reconciliation of payments to billing records, patient follow-up, and Medicaid eligibility determination for our customers. The Company incurs expenses related to salaries and benefits for employees in its global business services centers and non-payroll costs associated with operating its global business services centers. Other costs include amortization of acquired intangible assets and internally developed software used in operations, vendor costs for contracts assigned to our customers or for support services that are outsourced, and compensation costs of personnel who directly support employees serving customers (e.g., human resources and IT).

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

The following table summarizes the breakout of deferred contract costs:

	December 31, 2023	December 31, 2022
Prepaid expenses and other current assets	$6.5	$5.1
Non-current portion of deferred contract costs	30.4	26.7
Total deferred contract costs	$36.9	$31.8

The associated assets are amortized as services are transferred to the customer over the remaining life of the contracts. For the years ended December 31, 2023 and 2022, total amortization was $8.1 million and $8.3 million, respectively, and there were no associated impairment losses.
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
Capitalized cloud computing implementation costs are presented in prepaid expenses and other current assets and other assets on the Consolidated Balance Sheets. As of December 31, 2023 and 2022, the Company had net capitalized cloud computing implementation costs of $6.9 million and $6.8 million, respectively.
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
The major classifications of property, equipment and software and their expected useful lives are as follows:

Buildings and land	30 years and indefinite
Computers and other equipment	3 years
Leasehold improvements	Shorter of 10 years or lease term
Office furniture	5 years
Software	3 to 5 years
Property, equipment and software consist of the following:

	December 31, 2023	December 31, 2022
Buildings and land	$15.6	$24.3
Computer and other equipment	86.4	75.6
Leasehold improvements	27.4	24.1
Software	320.0	243.2
Office furniture	12.3	12.4
Property, equipment and software, gross	461.7	379.6
Less accumulated depreciation and amortization	(288.0)	(214.8)
Property, equipment and software, net	$173.7	$164.8
Property, equipment and software, net, located internationally was $23.4 million and $20.3 million as of December 31, 2023 and 2022, respectively. The remaining property, equipment and software was located in the U.S.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The following table summarizes the allocation of depreciation and amortization expense between cost of services and selling, general and administrative expenses:

	Year Ended December 31,
	2023	2022	2021
Cost of services	$73.6	$53.4	$51.8
Selling, general and administrative	1.2	1.2	2.8
Total depreciation and amortization	$74.8	$54.6	$54.6
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
During the fourth quarter of 2023, the Company recorded an impairment loss of $8.7 million, which was included in other expenses on the Consolidated Statements of Operations, related to land and buildings which as of that period are no longer used in operations and for which it is more likely than not that they will be sold significantly before the end of their assigned useful life and current real estate market conditions indicate a decline in value. The Company obtained an independent appraisal and engaged a real estate broker to assess the potential sales price based on market comparables to support the estimated fair value measurement.
For the years ended December 31, 2023, 2022, and 2021, we also impaired ROU assets and related leasehold improvements related to leased facilities which we exited. See Note 8, Leases, and Note 14, Other Expenses, for more information.
Other than as described above, there was no material impairment of property, equipment, software, deferred contract costs, or other acquired intangible assets for the years ended December 31, 2023, 2022, and 2021.
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

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Foreign Currency Translation and Transaction Gains (Losses)
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where such local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date. As of December 31, 2023 and 2022, the Company had net assets of $104.8 million and $81.5 million in foreign entities, respectively. Income and expense accounts are translated at average exchange rates during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss).
Share-Based Compensation Expense
The Company determines the expense for all employee share-based compensation awards by estimating their fair value and recognizing such value as an expense, on a ratable basis, in the consolidated financial statements over the requisite service period in which the employees earn the awards. Performance-based stock awards are recognized in expense when the performance metrics are probable to be achieved. Changes in the estimate of achievement of the performance metrics are recognized in the period of the change through a cumulative catch-up. The Company assesses the performance metrics in its awards on a quarterly basis to determine if a cumulative catch-up is necessary. The fair value of stock options is calculated using the Black-Scholes option pricing model. For the year ended December 31, 2023, there were no options granted.
As part of the transactions contemplated by the Transaction Agreement, equity awards held by certain employees of Cloudmed (“Former Class P Units”) were modified, through a series of transactions, into awards (“Management Units”) of CoyCo 2, L.P. (“CoyCo 2”). Certain Former Class P Units that were subject to performance-based vesting conditions did not become vested upon the closing of the Cloudmed acquisition (“Unvested Units”). The Management Units issued by CoyCo 2 are treated as share-based compensation under ASC 718, Compensation - Stock Compensation.
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

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Diluted net income per share is calculated by adjusting the denominator used in the basic net income per share computation by potentially dilutive securities outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock units (“RSUs”), performance-based RSUs (“PBRSUs”), and shares issuable upon conversion of preferred stock.
Recently Issued Accounting Standards and Disclosures
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires companies to apply Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities obtained in a business combination. The ASU amendments will generally result in the recognition of contract assets and contract liabilities by the acquirer at amounts consistent with those recorded by the acquiree immediately before the acquisition date. The Company prospectively adopted ASU 2021-08 effective April 1, 2022 and recognized contract assets of $92.4 million and contract liabilities of $3.3 million as part of the Cloudmed acquisition.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual sale restriction on an equity security should not be considered in measuring the security’s fair value. The Company will adopt ASU 2022-03 prospectively effective January 1, 2024 and does not expect the impact on its consolidated financial statements to be material.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company is currently in the process of determining the impact that ASU 2023-07 will have on its consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently in the process of determining the impact that ASU 2023-09 will have on its consolidated financial statement disclosures.

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

Cloudmed

During 2022, the Company acquired all outstanding equity interests in Revint Holdings, LLC (“Cloudmed”), a provider of revenue intelligence solutions, in exchange for shares of the Company’s common stock and cash. The shares of common stock received by the Cloudmed sellers were subject to an 18-month lock-up period that expired on December 21, 2023. In addition, the Company replaced certain pre-acquisition awards held by certain Cloudmed sellers with RSUs of the Company.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The final value of assets acquired and liabilities assumed is:

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

VisitPay

During 2021, the Company purchased all outstanding equity interests in iVinci Partners, LLC d/b/a VisitPay (“VisitPay”) for $297.1 million. VisitPay is a provider of digital payment solutions. The Company funded the VisitPay acquisition and related transaction costs with cash on hand and the incurrence of additional indebtedness. The purchase price allocation was finalized during 2022 and included the recognition of goodwill of $170.9 million attributable to synergies related to the integration. For additional information regarding the VisitPay acquisition, refer to the Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 16, 2023, as amended by Amendment No. 1 filed on December 4, 2023.

Revworks

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

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The two deferred payments related to the RevWorks acquisition were contractual obligations of the Company; however, they were refundable, in whole or in part, to the Company if certain RevWorks customer revenue targets defined in the purchase agreement for the first two years following the acquisition were not achieved. Consistent with the contract requirements, the parties engaged in arbitration to finalize the remaining deferred payment and contingently refundable consideration amounts. These amounts were settled during the year ended December 31, 2023 in amounts that are materially consistent with the amounts recorded by the Company at December 31, 2022.

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

4. Intangible Assets

The following table provides the gross carrying value and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2023 and December 31, 2022:

	December 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$417.9	$(60.5)	$357.4	$418.0	$(36.3)	$381.7
Technology	1,238.8	(299.5)	939.3	1,240.5	(129.3)	1,111.2
Trade name	23.5	(9.5)	14.0	24.5	(3.0)	21.5
Favorable leasehold interests	—	—	—	0.1	—	0.1
Total intangible assets	$1,680.2	$(369.5)	$1,310.7	$1,683.1	$(168.6)	$1,514.5

The fair value of the identifiable intangible assets was derived utilizing an income approach to derive the present value of future cash flows from developed technology, customer relationships, trade name, and favorable leasehold interests.

Intangible asset amortization expense was $203.5 million, $117.4 million, and $22.9 million for the years ended December 31, 2023, 2022, and 2021 respectively. Amortization expense for intangible assets is included in cost of services on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has no indefinite-lived intangible assets.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Estimated annual amortization expense related to intangible assets with definite lives as of December 31, 2023 is as follows:

2024	$204.7
2025	188.9
2026	188.2
2027	188.2
2028	188.1
Thereafter	352.6
Total	$1,310.7

5. Goodwill

Goodwill represents the difference between the purchase price of acquired companies and the related fair value of the net assets acquired, which applies the acquisition method of accounting.
Changes in the carrying amount of goodwill for the year ended December 31, 2023 were:

Goodwill
Balance as of December 31, 2022	$2,640.3
Measurement period adjustments	(10.9)
Balance as of December 31, 2023	$2,629.4
The Company annually tests goodwill for impairment on the first day of its fiscal fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. The goodwill impairment test consists of a qualitative assessment of impairment indicators, followed by, if necessary, a quantitative assessment comparing the carrying amount to the reporting unit’s fair value. To the extent that the carrying value exceeds the fair value, an impairment charge would be recorded. The Company has determined there to be one reporting unit, consistent with its single operating and reportable segment. As part of its annual impairment analysis, the Company performed a qualitative assessment and determined there was no impairment of goodwill as of its annual measurement date or for the year ended December 31, 2023.

6. Revenue Recognition

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue:

	Year Ended December 31,
	2023	2022	2021
Net operating fees	$1,455.9	$1,309.7	$1,211.8
Incentive fees	108.4	106.8	143.8
Modular and other fees (1)	689.9	389.9	119.0
Net services revenue	$2,254.2	$1,806.4	$1,474.6

(1) Modular and other revenue is comprised of service fees related to solutions focused on revenue recovery, clinical integrity, revenue optimization, and regulatory navigation as well as functional outsourcing solutions focused on driving revenue cycle improvements.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Contract Balances

The following table provides information about contract assets, net and contract liabilities from contracts with customers:

	December 31, 2023	December 31, 2022
Contract assets, net
Current	$94.4	$83.9
Non-current	37.7	32.0
Total contract assets, net	$132.1	$115.9

Contract liabilities
Current (1)	$9.1	$9.7
Non-current (2)	14.5	18.7
Total contract liabilities	$23.6	$28.4

(1) Current contract liabilities include $6.7 million and $7.6 million classified in the current portion of customer liabilities and $2.4 million and $2.1 million classified in the current portion of customer liabilities - related party as of December 31, 2023 and 2022, respectively.
(2) Non-current contract liabilities include $2.7 million and $5.0 million classified in the non-current portion of customer liabilities and $11.8 million and $13.7 million classified in the non-current portion of customer liabilities - related party as of December 31, 2023 and 2022, respectively.

Significant changes in the carrying amount of contract assets, net for the year ended December 31, 2023 were as follows:

Contract Assets
Balance as of December 31, 2022	$115.9
Revenue recognized	374.1
Amounts billed	(356.7)
Other (1)	(1.2)
Balance as of December 31, 2023	$132.1

(1) Other primarily includes purchase price allocation adjustments and changes to the allowance for credit losses.

Contract Liabilities
Balance as of December 31, 2022	$(28.4)
Advanced billings as of January 1, 2023 (1)	(85.0)
Advanced billings recognized	85.0
Additions	(13.8)
Revenue recognized	18.6
Balance as of December 31, 2023	$(23.6)

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

	Net operating fees	Incentive fees
2024	90.5	18.8
2025	61.9	—
2026	12.5	—
2027	6.8	—
2028	3.0	—
Thereafter	4.3	—
Total	$179.0	$18.8

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
For end-to-end RCM contracts, the Company does not disclose information about remaining, wholly unsatisfied performance obligations for variable consideration that the Company is able to allocate to one or more, but not all, of the performance obligations in its contracts. The Company’s end-to-end RCM services performance obligations are satisfied over time and are substantially the same from period to period under the operating partner model. Fees are variable and consist of net operating fees and incentive fees, with the uncertainty related to net operating fees and certain incentive fees being resolved quarterly, and with the uncertainty of other incentive fees being resolved annually. The information presented in the table above includes estimates for incentive fees where the uncertainty related to the final fee is resolved on longer than a quarterly basis and to the extent the Company does not believe the associated consideration is constrained.

7. Accounts Receivable and Allowance for Credit Losses

Accounts receivable is comprised of invoiced and unbilled balances due from modular services and end-to-end RCM customers, which are presented net after considering cost reimbursements owed to end-to-end RCM customers.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	As of December 31,
	2023	2022
Billed receivables	$218.5	$184.7
Unbilled receivables	$99.2	$90.7
Allowance for credit losses	$(48.3)	$(15.2)
Total accounts receivable, net (1)	$269.4	$260.2
(1) Includes $26.1 million and $25.0 million for accounts receivable - related party, net as of December 31, 2023, and 2022, respectively.

The Company evaluates its accounts receivable for expected credit losses monthly. Accounts receivable due from end-to-end RCM customers are evaluated individually as it was determined that the unique nature and scope of our operating partner agreements make the circumstances around credit losses dissimilar. Accounts receivable due from modular service customers are evaluated using the pooling approach due to the homogeneous population of the receivables. The Company maintains an estimated allowance for credit losses to reduce its accounts receivable to the amount that it believes will be collected. This allowance is based on the Company’s historical experience, the length of time a balance has been outstanding, and the Company’s assessment of each customer’s ability to pay, which is based on input from key Company personnel assigned to the customer, the status of ongoing operations with the customer, and business and industry factors, such as significant shifts in the healthcare environment that could impact the customer’s financial health.

Changes in the allowance for credit losses on a consolidated basis related to accounts receivable are as follows:

	Year Ended December 31,
	2023	2022
Beginning balance	$15.2	$2.5
Cumulative effect of Cloudmed ASC 326 adoption	—	1.8
Provision (1)	34.6	11.1
Write-offs	(1.5)	(0.2)
Ending balance	$48.3	$15.2
(1) During the year ended December 31, 2023,the Company’s expense for credit losses was $34.6 million on customer accounts receivable, an increase of $23.5 million over the prior year. The primary drivers of the increase were $11.5 million related to a physician RCM customer that ceased operations and filed for bankruptcy in the third quarter of 2023, $8.4 million for a physician-led for-profit healthcare system customer of modular services, and $7.0 million for an end-to-end RCM customer, of which the latter two are experiencing overall financial challenges and became delinquent in their payments for services during the year.

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

Leases have remaining lease terms of up to 10 years, some of which include options to extend the leases for up to 10 years. In circumstances where there are significant foreign tax incentives, the Company has determined it to be reasonably certain to exercise the renewal options. The Company subleases certain office spaces to third parties.
The components of lease costs are as follows:

	Year Ended December 31,
	2023	2022
Operating lease cost	$18.4	$22.1
Sublease income	(1.1)	(1.6)
Total lease cost	$17.3	$20.5

The following table summarizes the supplemental information related to operating leases:

	Year Ended December 31,
	2023	2022
Weighted average remaining lease term	6 years	7 years
Weighted average incremental borrowing rate	6.83%	6.52%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$25.1	$27.0
ROU assets obtained or acquired in exchange for operating lease obligations (1)	3.6	67.7
(1) This amount includes ROU assets acquired from the Cloudmed acquisition. For details on the final ROU assets acquired and liabilities assumed, refer to Note 3, Acquisitions.

The Company presents all non-cash charges related to any modification or reassessment events triggering remeasurement, and obtaining new leases for non-cash consideration that result in adjustments to the lease liability or ROU asset as non-cash transactions. As part of evaluating its real estate footprint, the Company exited certain leased facilities. During the year ended December 31, 2023, the Company recorded ROU asset and related leasehold improvement impairments of $11.1 million.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Maturities of lease liabilities as of December 31, 2023 are as follows:

Operating Leases
2024	$25.1
2025	23.4
2026	17.6
2027	12.0
2028	10.5
Thereafter	30.5
Total	119.1
Less:
Imputed interest	22.0
Present value of lease liabilities	$97.1

9. Customer Liabilities

Customer liabilities include (i) accrued service costs (amounts due and accrued for cost reimbursements), (ii) collections payable to customers (consisting primarily of amounts collected on behalf of the Company’s physician group customers to be remitted within twelve months), (iii) customer deposits and refund liabilities (consisting of amounts due or potentially due as a refund to the Company’s customers on base fees and incentive fees), and (iv) deferred revenue (contract liabilities) (fixed or variable fees amortized to revenue over the service period).
Customer liabilities consist of the following:

	December 31, 2023	December 31, 2022
Accrued service costs, current	$20.0	$21.9
Collections payable to customers, current	12.8	29.1
Customer deposits and refund liabilities, current	3.1	4.2
Deferred revenue (contract liabilities), current	9.1	9.7
Current portion of customer liabilities (1)	45.0	64.9

Deferred revenue (contract liabilities), non-current	14.5	18.7
Non-current portion of customer liabilities (1)	14.5	18.7
Total customer liabilities	$59.5	$83.6

(1) Current and non-current portion of customer liabilities include amounts for a related party. See Note 19, Related Party Transactions, for further discussion.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
10. Debt

The carrying amounts of debt consist of the following:

	December 31, 2023	December 31, 2022
Senior Revolver (1)	$—	$100.0
Term A Loans	1,162.5	1,211.4
Term B Loan	493.8	498.7
Unamortized discount and issuance costs	(18.8)	(23.6)
Total debt	1,637.5	1,786.5
Less: Current maturities	(67.0)	(53.9)
Total long-term debt	$1,570.5	$1,732.6
(1) As of December 31, 2023, the Company had no outstanding borrowings, $1.2 million letters of credit outstanding, and $598.8 million of availability under the Senior Revolver.

Second Amended and Restated Senior Secured Credit Facilities

On June 21, 2022, the Company and certain of its subsidiaries entered into a second amended and restated senior credit agreement (the “Second A&R Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders named therein, governing the Company’s second amended and restated senior secured credit facilities (the “Senior Secured Credit Facilities”), and consisted of the $691.3 million existing senior secured term loan A facility (the “Existing Term A Loan”), a $540.0 million senior secured incremental term loan A facility (together with the Existing Term A Loan, the “Term A Loans”) with a five-year maturity, a $500.0 million senior secured term loan B facility (the “Term B Loan,” and together with the Term A Loans, the “Senior Term Loans”) with a seven-year maturity, and a $600.0 million Senior Revolver. The Existing Term A Loan and Senior Revolver mature on July 1, 2026. In conjunction with entering into the Second A&R Credit Agreement, the Company incurred $7.2 million and capitalized $6.4 million of debt issuance costs.

Borrowings under the Senior Secured Credit Facilities bear interest, at the Company’s option, at: (i) an Alternate Base Rate equal to the greater of (a) the prime rate of Bank of America, N.A., (b) the federal funds rate plus 0.50% per annum, and (c) the Term Secured Overnight Financing Rate (“SOFR”) for an interest period of one-month beginning on such day plus 100 basis points, plus between 0.25% and 1.50% dependent on the Company’s total net leverage ratio (provided that the Term SOFR rate applicable to the Term A Loans shall not be less than 0.00% per annum, and the Term SOFR rate applicable to the Term B Loan shall not be less than 0.50% per annum); or (ii) the Term SOFR rate (provided that the Term SOFR rate applicable to the Term A Loans shall not be less than 0.00% per annum, and the Term SOFR rate applicable to the Term B Loan shall not be less than 0.50% per annum), plus between 1.25% and 2.50%, dependent on the Company’s total net leverage ratio. The interest rate as of December 31, 2023 was 7.61% for the Term A Loans and Senior Revolver and 8.36% for the Term B Loan. The Company is also required to pay an unused commitment fee to the lenders under the Senior Revolver at a rate between 0.20% and 0.40% of the average daily unutilized commitments thereunder dependent on the Company’s total net leverage ratio.

The Second A&R Credit Agreement requires the Company to make mandatory prepayments, subject to certain exceptions, with: (i) beginning with fiscal year ended December 31, 2023, 50% (which percentage will be reduced upon the Company’s achievement of certain total net leverage ratios) of the Company’s annual excess cash flow, (ii) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property or casualty events, subject to certain exceptions and thresholds, and (iii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the Second A&R Credit Agreement. None of these were required in 2023.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The Second A&R Credit Agreement contains several financial and non-financial covenants. The Company was in compliance with all of the covenants in the Second A&R Credit Agreement as of December 31, 2023. The obligations under the Second A&R Credit Agreement are secured by a pledge of 100% of the capital stock of certain domestic subsidiaries owned by the Company and a security interest in substantially all of the Company’s tangible and intangible assets and the tangible and intangible assets of certain domestic subsidiaries.

The proceeds from the new Senior Secured Credit Facilities were used, in addition to cash on hand, (1) to refinance, in full, all existing indebtedness under the A&R Credit Agreement, and amend and restate all commitments thereunder (the “Refinancing”), (2) to pay certain fees and expenses incurred in connection with the entry into the Second A&R Credit Agreement and the Refinancing, (3) to fund the Cloudmed acquisition, and to pay the fees, premiums, expenses, and other transaction costs incurred in connection therewith, and (4) to finance working capital needs of the Company and its subsidiaries for general corporate purposes.

Debt Maturities

Scheduled maturities of the Company’s long-term debt for each of the five years succeeding December 31, 2023 and thereafter are summarized as follows:

Scheduled Maturities
2024	$67.0
2025	67.0
2026	618.3
2027	430.3
2028	5.0
Thereafter	468.7
Total	$1,656.3

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

The Company utilizes cash flow hedges to manage its currency risk arising from its global business services centers. As of December 31, 2023, the Company has recorded $0.5 million of unrealized gains in accumulated other comprehensive income related to foreign currency hedges. The Company estimates that $0.5 million of gains reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months. Amounts reclassified into cost of services were a net gain of $1.7 million and a net loss of $1.4 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company’s foreign currency forward contracts have maturities extending no later than December 31, 2024, and had total notional value of $128.6 million. As of December 31, 2022, the total notional amount of the Company’s foreign currency forward contracts was $126.4 million.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The Company also utilizes cash flow hedges to reduce variability in interest cash flows from its outstanding debt. As of December 31, 2023, the Company has recorded $9.6 million of unrealized gains in accumulated other comprehensive income related to interest rate swaps. The Company estimates that $8.7 million of gains reported in accumulated other comprehensive income are expected to be reclassified into earnings within the next 12 months. Amounts reclassified into interest expense were a net gain of $10.1 million and a net loss of $0.2 million for the years ended December 31, 2023 and 2022. As of December 31, 2023, the Company’s interest rate swaps extend no later than June 30, 2025 and had total notional amounts of $500.0 million. As of December 31, 2022, the total notional amount of the Company’s interest rate swaps was $500.0 million.

The location and fair value of derivative instruments designated as hedges in the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022 are as follows:

	December 31, 2023	December 31, 2022
Foreign currency forward contracts
Prepaid expenses and other current assets	$0.5	$0.1
Other accrued expenses	—	0.5
Total foreign current forward contracts	$0.5	$0.6

Interest rate swaps
Prepaid expenses and other current assets	$8.7	$8.7
Other assets	0.9	5.0
Total interest rate swaps	$9.6	$13.7

As of December 31, 2023 and December 31, 2022, the accumulated gain, net of tax, recognized in accumulated other comprehensive loss was $7.5 million and $9.9 million, respectively.

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2023, the Company held no derivatives, or non-derivative hedging instruments, that were designated in fair value or net investment hedges.
On July 5, 2022, the Company and Sutter Health entered into a put right agreement regarding the potential purchase of a business that would expand the Company’s service capabilities. This agreement expired unexercised on January 5, 2024.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
12. Stockholders’ Equity
Preferred Stock and Warrants
As of December 31, 2023 and 2022, the Company had 5,000,000 shares of authorized preferred stock, with a par value of $0.01. The preferred stock may be issued from time to time in one or more series. The Board of Directors of the Company (the “Board”) is authorized to determine the rights, preferences, privileges, and restrictions of the Company’s authorized but unissued shares of preferred stock. On February 16, 2016, the Company entered into a long-term strategic partnership with Ascension Health Alliance, the parent of Ascension Health (“Ascension”), the Company’s largest customer and the nation’s largest Catholic and non-profit health system, and TowerBrook Capital Partners (“TowerBrook”), an investment management firm (the “2016 Transaction”). On February 16, 2016, at the close of the 2016 Transaction, the Company issued to TCP-ASC ACHI Series LLLP (“TCP-ASC”), a limited liability limited partnership jointly owned by Ascension Health Alliance and investment funds affiliated with TowerBrook: (i) 200,000 shares of its 8.00% Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock” or “Preferred Stock”), for an aggregate price of $200 million and (ii) an exercisable warrant to acquire up to 60 million shares of its common stock with an exercise price of $3.50 per common share and a term of ten years. The Series A Preferred Stock was immediately convertible into shares of common stock. As of December 31, 2023 and 2022, the Company had zero shares of Series A Preferred Stock outstanding. The Series A Preferred Stock was converted to common stock on January 15, 2021. See Note 16, 8.00% Series A Convertible Preferred Stock, for additional information.
On January 23, 2018, the Company issued an exercisable warrant to acquire up to 1.5 million shares of its common stock with an exercise price of $6.00 per common share to IHC Health Services, Inc (“Intermountain”).
As of December 31, 2023 and 2022, 42.0 million total warrants were outstanding for TCP-ASC and Intermountain. Refer to Note 23, Subsequent Events, for warrants issued as part of the Acclara Acquisition in January 2024.
Common Stock
Each outstanding share of the Company’s common stock, par value $0.01 per share, is entitled to one vote per share on all matters submitted to a vote by shareholders. Subject to the rights of any preferred stock which may from time to time be outstanding, the holders of outstanding shares of common stock are entitled to receive dividends and, upon liquidation or dissolution, are entitled to receive pro rata all assets legally available for distribution to stockholders. No dividends were declared or paid on the common stock during 2023 or 2022.
Treasury Stock
On November 13, 2013, the Board authorized a repurchase of up to $50.0 million of the Company’s common stock in the open market or in privately negotiated transactions (the “2013 Repurchase Program”). Between October 1, 2021 and October 27, 2021, the Company finalized authorized repurchases under the 2013 Repurchase Program. On October 22, 2021, the Board adopted a new repurchase program and authorized the repurchase of up to $200.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2021 Repurchase Program”). On January 9, 2022, the Board increased the authorization under the 2021 Repurchase Program to an aggregate amount of up to $500.0 million. The timing and amount of any shares repurchased under the 2021 Repurchase Program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The 2021 Repurchase Program may be suspended or discontinued at any time at the sole discretion of the Board. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The Company funds the repurchases from cash on hand. During the years ended December 31, 2023 and 2022, 0 and 2,080,518 shares were repurchased, respectively. No shares have been retired. As of December 31, 2023 and 2022, the Company held in treasury 10,031,168 and 10,031,168 shares of repurchased stock, respectively.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Treasury stock also includes repurchases of Company stock related to employees’ tax withholding upon vesting of restricted shares. For the years ended December 31, 2023 and 2022, the Company repurchased 1,878,617 and 1,174,754 shares related to employees’ tax withholding upon vesting of restricted shares, respectively. See Note 13, Share-Based Compensation, for additional information.

13. Share-Based Compensation
The Company maintains three stock incentive plans:
•Amended and Restated Stock Option Plan (the “2006 Plan”)
•Fourth Amended and Restated Stock 2010 Incentive Plan (the “2010 Amended Plan” and together with the 2006 Plan, the “Plans”), which was amended to authorize the additional issuance of 17 million shares, 9.6 million shares, and 4.0 million shares of the Company’s common stock pursuant to awards in December 2016, May 2021, and May 2023, respectively.
•R1 RCM Inc. 2022 Inducement Plan (the “Inducement Plan”), which was adopted in June 2022 to accommodate equity grants to new employees hired in connection with the Cloudmed acquisition and under which up to a total of 6,225,000 shares of common stock may be granted in the form of RSUs (including PBRSUs).
Under the Plans, the Company is authorized to issue up to a maximum of 59,974,756 shares of common stock. The Company will not make any further grants under the 2006 Plan. The 2010 Amended Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, and other share-based awards. As of December 31, 2023, 7,456,142 shares were available for future grants of awards under the 2010 Amended Plan. To the extent that previously granted awards under the 2006 Plan or 2010 Amended Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the 2010 Amended Plan will increase.
Under the terms of the Plans, all stock options will expire if they are not exercised within ten years of their grant date. Generally, employee options and RSUs vest ratably between one and four years.
Pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules, the Inducement Plan was adopted without stockholder approval. The Inducement Plan only provides for the grant of RSUs (including PBRSUs), and its terms are otherwise substantially similar to the 2010 Amended Plan, including with respect to treatment of equity awards in the event of a “change in control” as defined under the Inducement Plan. In accordance with Rule 5635(c)(4) of the NASDAQ Listing Rules, awards under the Inducement Plan can only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company or in connection with a merger or acquisition, to the extent permitted by Rule 5635(c)(3) of the NASDAQ Listing Rules. As of December 31, 2023, 519,830 shares were available for future grants of awards under the Inducement Plan. However, to the extent that previously granted awards under the Inducement Plan expire, terminate or are otherwise surrendered, canceled or forfeited, the number of shares available for future awards under the Inducement Plan will increase.
For the year ended December 31, 2023, the Company recognized $0.2 million of income tax expense from shortfalls associated with vesting and exercises of equity awards. For the years ended December 31, 2022 and 2021, the Company recognized $9.8 million, and $12.7 million, respectively, of income tax benefit from windfalls associated with vesting and exercises of equity awards.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The Company used the Black-Scholes option pricing model to estimate the fair value of its service-based options as of their grant dates. The volatility for the options was calculated based on an analysis of historical volatility. The Company assesses progress and achievement on performance-based PBRSUs by reviewing historical performance to date, along with any approved adjustments, and latest projections to determine the probable outcome of the awards. The current estimates are then compared to the scoring metrics and any necessary adjustments are reflected in the current period to update share-based compensation expense to the current performance expectations. A Monte Carlo simulation was used to estimate the fair value of the Unvested Units, which are being amortized over a period of 4 years on a straight-line basis. The volatility for the Unvested Units was calculated based on an analysis of historical and implied volatility.
The following table sets forth the significant assumptions used in the calculation of share-based compensation expense during 2022 and 2021:

	Year Ended December 31,
	2022	2021
Expected dividend yield	—%	—%
Risk-free interest rate	1.4% to 3.3%	0.4% to 1.0%
Expected volatility	43% to 50%	43%
Expected term (in years)	4.0 to 5.5	5.5
There were no options granted during the year ended December 31, 2023.

	Year Ended December 31,
	2022	2021
Weighted-average grant date fair value per share	$9.55	$9.34
Total share-based compensation expense that has been included in the Company’s consolidated statements of operations were as follows:

	Year Ended December 31,
	2023	2022	2021
Share-Based Compensation Expense Allocation Details:
Cost of services	$43.4	$28.8	$44.2
Selling, general and administrative	28.1	36.0	32.4
Other	—	0.1	—
Total share-based compensation expense (1)	$71.5	$64.9	$76.6

Related tax benefits	$15.3	$11.8	$14.5
(1) Included in the share-based compensation expense above is $7.3 million and $5.1 million of CoyCo 2 share-based compensation expense for the years ended December 31, 2023 and 2022, respectively. See further discussion below. In addition to the share-based compensation expense recorded above, $1.4 million, $0.2 million, and $0.7 million of share-based compensation expense was recorded to deferred contract costs for the years ended December 31, 2023, 2022, and 2021, respectively. See Note 2, Summary of Significant Accounting Policies, for further discussion.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Stock options
The following table sets forth a summary of all option activity under all plans for the years ended December 31, 2023, 2022, and 2021:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	6,220,971	$3.68	5.7	$126.5
Granted	6,424	23.33
Exercised	(1,819,039)	4.39
Canceled/forfeited	(15,151)	5.98
Expired	(7,000)	27.08
Outstanding at December 31, 2021	4,386,205	$3.37	4.9	$97.0
Granted	24,344	22.19
Exercised	(1,285,228)	3.67
Canceled/forfeited	(13,408)	4.59
Expired	(7,500)	8.71
Outstanding at December 31, 2022	3,104,413	$3.38	4.0	$23.9
Granted	—	—
Exercised	(411,346)	3.26
Canceled/forfeited	(45,865)	2.59
Expired	—	—
Outstanding at December 31, 2023	2,647,202	$3.41	3.1	$19.4
Outstanding, vested and exercisable
December 31, 2021	4,365,759	$3.33	4.9	$96.7
December 31, 2022	3,080,069	$3.23	4.0	$23.9
December 31, 2023	2,647,202	$3.41	3.1	$19.4
The total intrinsic value of the options exercised in the years ended December 31, 2023, 2022, and 2021 was $5.0 million, $26.5 million, and $38.2 million, respectively. The total fair value of options vested during the years ended December 31, 2023, 2022, and 2021 was $0.2 million, $0.1 million, and $1.4 million, respectively.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Restricted stock units and performance-based restricted stock units
The following table sets forth a summary of all RSU and PBRSU activity during the years ended December 31, 2023, 2022, and 2021:

			Weighted- Average Grant Date Fair Value
	RSUs	PBRSUs	RSU	PBRSU
Outstanding and unvested at January 1, 2021	2,108,447	2,917,071	$9.87	$11.35
Granted	2,251,167	1,071,431	24.35	25.36
Performance factor adjustment	—	101,937	—	9.81
Vested	(1,739,847)	(586,071)	19.14	7.67
Forfeited	(401,116)	(301,355)	15.48	13.55
Outstanding and unvested at December 31, 2021	2,218,651	3,203,013	$16.28	$16.45
Granted	2,306,897	5,230,483	20.56	19.83
Performance factor adjustment	—	876,109	—	10.46
Vested	(1,029,491)	(1,925,203)	16.61	11.05
Forfeited	(264,055)	(507,605)	18.22	20.38
Outstanding and unvested at December 31, 2022	3,232,002	6,876,797	$19.07	$19.48
Granted	3,259,227	1,526,096	15.12	15.59
Performance factor adjustment	—	792,189	—	15.95
Vested	(2,788,125)	(2,286,886)	16.30	15.95
Forfeited	(372,868)	(779,375)	17.90	19.56
Outstanding and unvested at December 31, 2023	3,330,236	6,128,821	$17.66	$19.36

Shares surrendered for taxes for year ended December 31, 2023	974,959	903,658
Cost of shares surrendered for taxes for the year ended December 31, 2023 (in millions)	13.0	13.1
Shares surrendered for taxes for the year ended December 31, 2022	369,900	804,854
Cost of shares surrendered for taxes for the year ended December 31, 2022 (in millions)	7.4	20.2
Shares surrendered for taxes for the year ended December 31, 2021	571,182	225,726
Cost of shares surrendered for taxes for the year ended December 31, 2021 (in millions)	13.5	5.6
On June 21, 2022, Project Roadrunner Merger Sub Inc., formerly a wholly-owned subsidiary of the Company, merged with and into R1 RCM Holdco Inc. (f/k/a R1 RCM Inc.), now a wholly-owned subsidiary of the Company (“Old R1 RCM”) with Old R1 RCM as the surviving entity, which resulted in Old R1 RCM becoming a wholly-owned subsidiary of the Company (the “Holding Company Reorganization”). Upon consummation of the Holding Company Reorganization, outstanding restricted units of Cloudmed were replaced by an aggregate 1,536,220 RSUs of the Company. The Company also issued an aggregate of 3,173,184 inducement RSUs and PBRSUs to certain employees of Cloudmed under Nasdaq Listing Rule 5635(c)(4) pursuant to its newly adopted 2022 Inducement Plan.

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

Outstanding PBRSUs vest upon satisfaction of both time-based and performance-based conditions. Depending on the award, performance condition targets may include cumulative adjusted EBITDA, end-to-end RCM agreement growth, modular sales revenue, or other specific performance factors. Depending on the percentage level at which the performance-based conditions are satisfied, the number of shares vesting could be between 0% and 200% of the number of PBRSUs originally granted. Based on the established targets, the maximum number of shares that could vest for all outstanding PBRSUs is 12,257,642.

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

In general, Unvested Units vest upon the achievement of certain performance criteria, including achievement by the Sellers’ owner, New Mountain Capital, L.L.C. (“New Mountain”), of (i) specified multiples of Base Equity Value (i.e., generally the aggregate equity value of New Mountain’s investment in Cloudmed as of the original grant date), or (ii) specified multiples on invested capital with respect to New Mountain Capital’s pre-Cloudmed acquisition investment in Cloudmed, and subject to continued service with the Company and its affiliates, including Cloudmed through the applicable vesting date.

14. Other Expenses

Other expenses are incurred in connection with acquisition and integration costs, various exit activities, transformation initiatives, and organizational changes to improve our business alignment and cost structure. The following table summarizes the other expenses (income) recognized for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Business acquisition costs (1)	8.7	80.5	13.7
Integration costs (2)	35.7	40.2	2.6
Technology transformation (3)	19.2	1.7	—
Strategic initiatives (4)	24.0	22.7	11.3
Global business services center expansion project in the Philippines (5)	—	26.7	1.8
Customer employee transition and restructuring expenses (6)	—	—	4.5
Facility-related charges (7)	25.4	7.9	3.4
Other (8)	3.6	10.1	18.2
Total other expenses	$116.6	$189.8	$55.5

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
(4) Costs primarily relate to business restructuring activities as part of the Company’s growth strategy and include consulting costs, compensation costs of employees dedicated to the Company’s growth strategy efforts, and severance. These costs include changes in contingent consideration and retention costs related to acquisitions completed by Cloudmed prior to being acquired by R1.
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
(7) As part of evaluating its real estate footprint, the Company has exited certain leased facilities. Costs include asset impairment charges, early termination fees, and other costs related to exited leased facilities (excluding early lease termination of Cloudmed facilities, which is included in (2) above). For the year ended December 31, 2023, costs include an impairment charge of $8.7 million related to land and buildings. See Note 2, Summary of Significant Accounting Policies, for more information.
(8) For the year ended December 31, 2023, costs primarily include $4.3 million of net expense related to the Company’s stockholder litigation. For the year ended December 31, 2022, costs primarily include $5.7 million of expenses related to the Company’s stockholder litigation. For further detail, refer to Note 18, Commitments and Contingencies. For the years ended December 31, 2022 and 2021, other includes $2.5 million, and $11.3 million, respectively, of expenses related to the COVID-19 pandemic. For the year ended December 31, 2023, no expense related to the COVID-19 pandemic was recorded to other expense.

15. Income Taxes
The domestic and foreign components of income (loss) before income taxes consist of the following:

	Year Ended December 31,
	2023	2022	2021
Domestic	$(6.2)	$(86.8)	$100.6
Foreign	27.2	20.0	16.7
Total income (loss) before income taxes	$21.0	$(66.8)	$117.3

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
For the years ended December 31, 2023, 2022, and 2021, the Company’s current and deferred income tax expense (benefit) attributable to income from operations are as follows:

	Current	Deferred	Total
Year Ended December 31, 2021
U.S. Federal	$(0.1)	$22.0	$21.9
State & Local	3.5	—	3.5
Foreign	3.0	1.6	4.6
	$6.4	$23.6	$30.0
Year Ended December 31, 2022
U.S. Federal	$0.9	$(11.6)	$(10.7)
State & Local	3.8	(4.9)	(1.1)
Foreign	3.2	5.1	8.3
	$7.9	$(11.4)	$(3.5)
Year Ended December 31, 2023
U.S. Federal	$16.0	$(14.2)	$1.8
State & Local	11.8	(3.6)	8.2
Foreign	3.9	3.8	7.7
	$31.7	$(14.0)	$17.7
Reconciliation of the difference between the effective tax rate and the statutory U.S. federal income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory tax rate	21%	21%	21%
Change in income tax rate resulting from:
State and local income taxes, net of federal tax benefits	31%	1%	2%
Tax on foreign income	9%	(15)%	3%
Share-based compensation	4%	18%	(9)%
Non-deductible expenses	15%	(15)%	4%
Other	4%	(5)%	5%
Effective tax rate	84%	5%	26%

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The following table sets forth the Company’s net deferred tax as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Deferred tax assets and liabilities:
Net operating loss carryforwards	$23.7	$49.8
Share-based compensation	18.2	16.6
Accrued bonus	15.7	13.7
Deferred revenue	5.3	6.7
Alternative minimum tax	5.6	6.2
Interest expense limitation	18.2	11.1
Operating lease liabilities	23.5	29.1
Property, equipment, and software	7.3	1.0
Other	20.4	13.1
Total deferred tax assets	137.9	147.3
Less valuation allowances	(7.6)	(7.1)
Net deferred tax assets	130.3	140.2
Intangible assets	(258.9)	(292.4)
Deferred contract costs	(9.3)	(8.0)
Foreign withholding tax	(13.9)	(10.2)
Operating lease right-of-use assets	(13.9)	(20.0)
Total deferred tax liabilities	(296.0)	(330.6)
Net deferred tax	$(165.7)	$(190.4)
At December 31, 2023, the Company had cumulative U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $71.9 million and $163.3 million, respectively, which are available to offset U.S. federal and state taxable income in future periods. These amounts include NOLs acquired through acquisitions which are subject to Section 382 of the Internal Revenue Code. The general limitation rules allow the Company to utilize the NOLs subject to an annual limitation that is determined by multiplying the federal long-term tax-exempt rate by the Company’s value immediately before the ownership change. The federal NOLs will start to expire in 2031. For the tax period ended December 31, 2023, the Company expects to utilize $149.9 million in federal net operating losses due to higher taxable income.

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

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
The Company has recorded valuation allowances at December 31, 2023 and 2022 of $7.6 million and $7.1 million, respectively. Based on the Company’s assessment, it is more likely than not that a portion of the Company’s state NOLs, capital loss carryforward, and research and development tax credits will not be realizable. The December 31, 2023 valuation allowance includes $3.3 million attributable to research and development credits and $2.2 million for a capital loss.
The 2023, 2022, and 2021 foreign current tax provision includes $3.9 million, $3.2 million, and $3.0 million, respectively, for income taxes arising from the income of the Company’s India subsidiaries. The tax provisions are net of the impact of a tax holiday in India. The Company’s benefits from this tax holiday were $4.4 million, $4.9 million, and $4.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. The tax holidays are set to expire between March 31, 2024 and March 31, 2027. At December 31, 2023, undistributed earnings in certain subsidiaries outside the U.S. totaled approximately $5.7 million for which no deferred tax liability has been recorded because such earnings are indefinitely reinvested.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company’s unrecognized tax benefits as of December 31, 2023, 2022, and 2021 were not material.
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
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns for 2020 and all subsequent years are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years. Certain income tax returns since fiscal year 2009 for the Company’s India subsidiaries are currently open for final determination. The Company’s Philippines subsidiary is currently under audit for the tax period ended on December 31, 2022.

16. 8.00% Series A Convertible Preferred Stock

At the close of the 2016 Transaction on February 16, 2016 (as described in Note 12), the Company issued to TCP-ASC: (i) 200,000 shares of Preferred Stock, for an aggregate price of $200 million, and (ii) a warrant with a term of ten years to acquire up to 60 million shares of common stock at an exercise price of $3.50 per share, on the terms and subject to the conditions set forth in the warrant agreement (the “TCP-ASC Warrant”).

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

The following summarizes the Preferred Stock activity for the year ended December 31, 2021:

	Preferred Stock
	Shares Issued and Outstanding	Carrying Value
Balance at December 31, 2020	288,497	$251.5
Dividends paid/accrued dividends	5,769	—
Conversion of Preferred Stock	(294,266)	(251.5)
Balance at December 31, 2021	—	$—

17. Earnings (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss), less any dividends, accretion or decretion, redemption or induced conversion on the preferred stock, by the weighted average number of common shares outstanding during the period. As the preferred stock participated in dividends alongside the Company’s common stock (per their participating dividends), the preferred stock constituted participating securities under ASC 260-10, Earnings Per Share, and was applied to earnings per share using the two-class method. Under this method, all earnings (distributed and undistributed) were allocated to common shares and participating securities based on their respective rights to receive dividends.
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

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
Basic and diluted net income (loss) per common share are calculated as follows:

	Year Ended December 31,
	2023	2022	2021
Basic EPS:
Net income (loss)	$3.3	$(63.3)	$87.3
Less dividends on preferred shares (1)	—	—	(592.3)
Net income (loss) available/(allocated) to common shareholders - basic	$3.3	$(63.3)	$(505.0)
Diluted EPS:
Net income (loss)	$3.3	$(63.3)	$87.3
Less dividends on preferred shares (1)	—	—	(592.3)
Net income (loss) available/(allocated) to common shareholders - diluted	$3.3	$(63.3)	$(505.0)
Basic weighted-average common shares	418,587,390	352,337,767	266,183,565
Add: Effect of dilutive equity awards	3,916,803	—	—
Add: Effect of dilutive warrants	31,590,181	—	—
Diluted weighted average common shares	454,094,374	352,337,767	266,183,565
Net income (loss) per common share (basic)	$0.01	$(0.18)	$(1.90)
Net income (loss) per common share (diluted)	$0.01	$(0.18)	$(1.90)
(1) The 2021 dividend on preferred shares includes amounts related to the conversion of the preferred shares. See Note 16, 8.00% Series A Convertible Preferred Stock, for more information.
Because of their anti-dilutive effect, 634,540, 20,090,009, 12,875,730 common share equivalents comprised of stock options, PBRSUs, and RSUs have been excluded from the diluted earnings per share calculation for the years ended December 31, 2023, 2022, and 2021, respectively. Additionally, for the years ended December 31, 2022 and 2021, warrants to acquire up to 42.0 million shares of the Company’s common stock have been excluded from the diluted earnings per share calculation because they were anti-dilutive.
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

In re R1 RCM Inc. Stockholders Litigation
On April 13, 2021 and April 19, 2021, respectively, certain purported stockholders of the Company filed two complaints in the Delaware Court of Chancery (the “Court”) against TCP-ASC, Ascension and TowerBrook regarding the Company’s January 15, 2021 recapitalization transaction with TCP-ASC. On February 18, 2022, plaintiffs filed a supplement to their complaint, naming the Company directors at the time of the Cloudmed acquisition (“Individual Defendants”) and the Cloudmed stockholders as additional defendants and asserting additional claims related to the Company’s agreement to acquire Cloudmed, which was announced on January 10, 2022. Plaintiffs also alleged that certain provisions in the Amended and Restated Investor Rights Agreement with TCP-ASC (the “TCP-ASC Investor Rights Agreement”) and the Investor Rights Agreement with Coyco 1, L.P. and Coyco 2 (the “Cloudmed Investor Rights Agreement”) were void under the Company’s charter and bylaws and the Delaware General Corporation law. Defendants have denied, and continue to deny, any and all liability or wrongdoing.

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The parties agreed to settle all claims in the lawsuit pursuant to a Stipulation of Settlement (“Stipulation”), entered into on September 27, 2023, publicly filed with the Court on September 29, 2023, and approved by the Court without modification on December 14, 2023. The settlement was effective on January 15, 2024. TCP-ASC, Ascension, and TowerBrook collectively contributed $39.8 million to the settlement, and Cloudmed’s stockholders contributed $2.1 million. The Individual Defendants contributed $3.6 million, funded entirely by D&O insurance maintained by the Company. The Company did not contribute any additional monetary amount to the settlement. On January 30, 2024, the Company received approximately $16.4 million from the settlement for the derivative claims in the lawsuit. The remainder of the amounts to be paid under the Stipulation (less allocated attorneys’ fees and notice and administrative costs) will be distributed to the settlement class, as defined in the Stipulation. In addition, under the terms of the Stipulation, the parties agreed to eliminate the board size approval right under the TCP-ASC Investor Rights Agreement and the Cloudmed Investor Rights Agreement. Amendments to those Investor Agreements were entered into on February 5, 2024. The Company will record the impact of the settlement in the first quarter of 2024 in conjunction with the effective date of and cash receipt from the settlement.

Graziosi v R1 RCM Inc.
In May 2016, the Company was served with a False Claims Act (“FCA”) case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS customers and a place holder, John Doe hospital, representing all PAS customers (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, FCA penalties, and attorneys’ fees. The Third Amended Complaint alleges that the Company’s PAS business violates the federal FCA. The case was originally filed under seal in 2013 in the federal district court in Chicago and was presented to the U.S. Attorney in Chicago, and the U.S. Attorney declined to intervene. Both the Company’s and plaintiff’s motions for summary judgment were denied in December 2020, and the parties have completed damage and expert discovery. Additional dispositive motions are expected to extend into 2024, with trial, if necessary, likely to be scheduled in 2025. The Company believes it has meritorious defenses to all claims in the case and is vigorously defending itself against these claims.

19. Related Party Transactions
As a result of the closing of the 2016 Transaction with Ascension Health Alliance on February 16, 2016 and Ascension Health Alliance’s ownership interest in TCP-ASC, Ascension became a related party to the Company. This note, encompasses transactions between Ascension and its affiliates and the Company pursuant to the A&R MPSA, including all supplements, amendments, and other documents entered into in connection therewith. See Note 1, Description of Business, and Note 16, 8.00% Series A Convertible Preferred Stock, for further discussion about the agreements with Ascension. In conjunction with the Cloudmed acquisition, New Mountain became a new related party. There were no material transactions with New Mountain subsequent to the Cloudmed acquisition.
Net services revenue from services provided to Ascension, as well as corresponding accounts receivable and customer liabilities are presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) and the Consolidated Balance Sheets. Customer liabilities for Ascension consist of the following:

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	December 31, 2023	December 31, 2022
Accrued service costs, current	$2.4	$4.3
Collections payable to customers, current	0.4	0.3
Refund liabilities, current	—	0.7
Deferred revenue (contract liabilities), current	2.4	2.1
Current portion of customer liabilities	5.2	7.4

Deferred revenue (contract liabilities), non-current	11.8	13.7
Non-current portion of customer liabilities	11.8	13.7
Total customer liabilities	$17.0	$21.1
Since Ascension is the Company’s largest customer, a significant percentage of the Company’s cost of services is associated with providing services to Ascension. However, due to the nature of the Company’s global business services and information technology operations, it is impractical to assign the dollar amount associated with services provided to Ascension.

On May 27, 2021 and May 28, 2021, the Company issued 16,750,000 shares of common stock to TCP-ASC upon the cashless exercise of a portion of the TCP-ASC Warrant to purchase 19,535,145 shares of common stock at an exercise price of $3.50 per share based upon a market value of $24.54 to $24.64 per share as determined under the terms of the TCP-ASC Warrant.

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
Customers comprising greater than 10% of net services revenue are as follows:

	Year Ended December 31,
Customer Name	2023	2022	2021
Ascension and its affiliates	40%	49%	61%
Intermountain Healthcare	11%	12%	14%
The loss of customers within the Ascension health system or Intermountain network would have a material adverse impact on the Company’s operations.
As of December 31, 2023 and 2022, the Company had a concentration of credit risk with Ascension, representing 10% and 10% of accounts receivable, respectively. See Note 19, Related Party Transactions, for more information about the Company’s relationship with Ascension.
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

R1 RCM Inc.
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
For the years ended December 31, 2023, 2022, and 2021, Company contributions to the 401(k) plans were $22.8 million, $13.3 million, and $9.1 million, respectively. For the year ended December 31, 2023, the increase in Company contributions is attributable to the Cloudmed acquisition and an increase in employer match.

22. Supplemental Financial Information

Prepaid expenses and other current assets is comprised of the following:

	December 31, 2023	December 31, 2022
Prepaid expenses	$42.5	$35.1
Acquisition and disposition contingent assets	—	20.0
Notes receivable	7.1	12.0
Derivative assets	9.2	8.8
Healthcare rebates receivable	8.6	5.9
Deferred contract costs	6.5	5.1
Other current assets	22.0	23.4
Total prepaid expenses and other current assets	$95.9	$110.3

Accrued expenses and other current liabilities is comprised of the following:

	December 31, 2023	December 31, 2022
Accrued expenses	$52.2	$36.3
Notes payable	5.8	15.5
Acquisition deferred payments	—	12.5
Other current liabilities	7.9	6.2
Total accrued expenses and other current liabilities	$65.9	$70.5

23. Subsequent Events

Acclara Acquisition

On January 17, 2024, the Company completed the Acclara Acquisition in exchange for $675.0 million cash and the Providence Warrant, subject to customary adjustments for working capital, cash, and debt. The Company acquired 100% of the equity interests in Acclara. The Company funded the cash consideration for the Acclara Acquisition and related fees and expenses with cash on hand, borrowings of $80 million under the Senior Revolver, and additional borrowings of Incremental Term B Loans in an aggregate principal amount equal to $575.0 million.

Second Amendment to the Second A&R Credit Agreement

In conjunction with the closing of the Acclara Acquisition, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Second A&R Credit Agreement. Pursuant to the Second Amendment, among certain other amendments, the lenders named in the Second Amendment agreed, severally and not jointly, to extend Incremental Term B Loans to the Company under the Second A&R Credit Agreement in an aggregate principal amount equal to $575.0 million. The Company used the proceeds of the Incremental Term B Loans, together with cash on hand and borrowings of $80 million under the Senior Revolver, to finance (i) the cash consideration for the Acclara Acquisition and (ii) fees and costs incurred in connection with the acquisition and related transactions.