Form 10-Q
period 2024-03-31
R1 RCM Inc. /DE
filed 2024-05-08
CIK 1910851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of May 6, 2024, the registrant had 421,255,230 shares of common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$178.0	$173.6
Accounts receivable, net of $46.7 million and $48.2 million allowance as of March 31, 2024 and December 31, 2023, respectively	291.4	243.3
Accounts receivable - related party, net of $0.1 million allowance as of March 31, 2024 and December 31, 2023	26.5	26.1
Current portion of contract assets, net	96.3	94.4
Prepaid expenses and other current assets	107.9	95.9
Total current assets	700.1	633.3
Property, equipment and software, net	186.6	173.7
Operating lease right-of-use assets	72.6	62.5
Non-current portion of contract assets, net	41.4	37.7
Non-current portion of deferred contract costs	33.3	30.4
Intangible assets, net	1,626.5	1,310.7
Goodwill	3,049.4	2,629.4
Deferred tax assets	10.9	10.9
Other assets	74.4	71.6
Total assets	$5,795.2	$4,960.2
Liabilities
Current liabilities:
Accounts payable	$27.1	$22.7
Current portion of customer liabilities	37.6	39.8
Current portion of customer liabilities - related party	5.7	5.2
Accrued compensation and benefits	98.7	126.3
Current portion of operating lease liabilities	21.7	19.3
Current portion of long-term debt	91.0	67.0
Accrued expenses and other current liabilities	110.2	65.9
Total current liabilities	392.0	346.2
Non-current portion of customer liabilities	3.5	2.7
Non-current portion of customer liabilities - related party	11.3	11.8
Non-current portion of operating lease liabilities	87.4	77.8
Long-term debt	2,189.6	1,570.5
Deferred tax liabilities	263.1	176.6
Other non-current liabilities	24.7	23.2
Total liabilities	2,971.6	2,208.8

Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized, 446,143,706 shares issued and 420,729,691 shares outstanding at March 31, 2024; 750,000,000 shares authorized, 445,436,482 shares issued and 420,201,507 shares outstanding at December 31, 2023	4.5	4.5
Additional paid-in capital	3,306.6	3,197.4
Accumulated deficit	(171.8)	(136.7)
Accumulated other comprehensive loss	(5.2)	(5.9)
Treasury stock, at cost, 25,414,015 shares as of March 31, 2024; 25,234,975 shares as of December 31, 2023	(310.5)	(307.9)
Total stockholders’ equity	2,823.6	2,751.4
Total liabilities and stockholders’ equity	$5,795.2	$4,960.2
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In millions, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Net services revenue ($220.1 million for the three months ended March 31, 2024 and $216.8 million for the three months ended March 31, 2023 from related party)	$603.9	$545.6
Operating expenses:
Cost of services	497.6	434.7
Selling, general and administrative	64.4	47.0
Other expenses	33.9	30.2
Total operating expenses	595.9	511.9
Income from operations	8.0	33.7
Net interest expense	41.3	30.7
Income (loss) before income tax provision	(33.3)	3.0
Income tax provision	1.8	1.4
Net income (loss)	$(35.1)	$1.6
Net income (loss) per common share:
Basic	$(0.08)	$—
Diluted	$(0.08)	$—
Weighted average shares used in calculating net income (loss) per common share:
Basic	420,427,136	417,346,840
Diluted	420,427,136	452,925,789
Consolidated statements of comprehensive income (loss)
Net income (loss)	$(35.1)	$1.6
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	1.1	(1.7)
Foreign currency translation adjustments	(0.4)	0.5
Total other comprehensive income (loss), net of tax	$0.7	$(1.2)
Comprehensive income (loss)	$(34.4)	$0.4
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	445,436,482	$4.5	(25,234,975)	$(307.9)	$3,197.4	$(136.7)	$(5.9)	$2,751.4
Share-based compensation expense	—	—	—	—	30.6	—	—	30.6
CoyCo 2 share-based compensation expense	—	—	—	—	1.8	—	—	1.8
Issuance of common stock related to share-based compensation plans	517,734	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	59.8	—	—	59.8
Exercise of vested stock options	189,490	—	—	—	0.6	—	—	0.6
Acquisition of treasury stock related to share-based compensation plans	—	—	(179,040)	(2.6)	—	—	—	(2.6)
Refund of inducement dividend (see Note 12)	—	—	—	—	16.4	—	—	16.4
Net change on derivatives designated as cash flow hedges, net of tax of $0.3 million	—	—	—	—	—	—	1.1	1.1
Foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)
Net loss	—	—	—	—	—	(35.1)	—	(35.1)
Balance at March 31, 2024	446,143,706	$4.5	(25,414,015)	$(310.5)	$3,306.6	$(171.8)	$(5.2)	$2,823.6
See accompanying notes to consolidated financial statements.

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	439,950,125	$4.4	(23,352,240)	$(281.8)	$3,123.3	$(140.0)	$(3.4)	$2,702.5
Share-based compensation expense	—	—	—	—	10.7	—	—	10.7
CoyCo 2 share-based compensation expense	—	—	—	—	1.8	—	—	1.8
Issuance of common stock related to share-based compensation plans	2,308,591	—	—	—	—	—	—	—
Exercise of vested stock options	180,453	—	—	—	0.5	—	—	0.5
Acquisition of treasury stock related to share-based compensation plans	—	—	(910,566)	(13.2)	—	—	—	(13.2)
Net change on derivatives designated as cash flow hedges, net of tax of $0.5 million	—	—	—	—	—	—	(1.7)	(1.7)
Foreign currency translation adjustments	—	—	—	—	—	—	0.5	0.5
Net income	—	—	—	—	—	1.6	—	1.6
Balance at March 31, 2023	442,439,169	$4.4	(24,262,806)	$(295.0)	$3,136.3	$(138.4)	$(4.6)	$2,702.7
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$(35.1)	$1.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	78.3	66.0
Amortization of debt issuance costs	1.8	1.4
Share-based compensation	30.2	10.5
CoyCo 2 share-based compensation	1.8	1.8
Provision (recoveries) for credit losses	(0.5)	1.5
Deferred income taxes	1.6	0.5
Non-cash lease expense	3.4	2.9
Other	1.8	—
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	0.1	4.7
Contract assets	(5.6)	(4.0)
Prepaid expenses and other assets	1.3	8.2
Accounts payable	(0.3)	(10.9)
Accrued compensation and benefits	(49.5)	(24.5)
Lease liabilities	(5.4)	(4.4)
Other liabilities	25.4	9.7
Customer liabilities and customer liabilities - related party	(2.6)	(10.3)
Net cash provided by operating activities	46.7	54.7
Investing activities
Purchases of property, equipment, and software	(24.4)	(23.4)
Acquisition of Acclara, net of cash acquired	(661.9)	—
Other	(12.1)	(2.2)
Net cash used in investing activities	(698.4)	(25.6)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	561.5	—
Borrowings on revolver	80.0	—
Repayment of senior secured debt	—	(12.4)
Repayments on revolver	—	(10.0)
Refund of inducement dividend	16.4	—
Exercise of vested stock options	0.6	0.5
Shares withheld for taxes	(2.3)	(13.4)
Other	(0.1)	(0.1)
Net cash provided by (used in) financing activities	656.1	(35.4)
Effect of exchange rate changes in cash, cash equivalents and restricted cash	—	0.4
Net increase (decrease) in cash, cash equivalents and restricted cash	4.4	(5.9)
Cash, cash equivalents and restricted cash, at beginning of period	173.6	110.1
Cash, cash equivalents and restricted cash, at end of period	$178.0	$104.2
Supplemental disclosures of cash flow information
Property, equipment and software purchases not paid	$19.8	$28.0
Noncash consideration paid for the acquisition of Acclara	$59.8	$—
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
Acclara Acquisition
On January 17, 2024, the Company completed the acquisition of the revenue cycle management (“RCM”) business (“Acclara”) of Providence Health & Services – Washington (“Providence”) and certain of its affiliates (the “Acclara Acquisition”). Concurrently with the closing of the acquisition and as part of the consideration thereof, the Company issued a warrant to acquire up to 12,192,000 shares of common stock, par value $0.01 per share, at an initial exercise price of $10.52 per share, of the Company to Providence (the “Providence Warrant”). The Company acquired 100% of the equity interests in Acclara. For further details on the total consideration paid, refer to Note 2, Acquisitions.

The acquisition of Acclara extends our ability to deploy advanced technology solutions and drive execution to improve customer and patient outcomes. In conjunction with the acquisition, the Company began a 10-year partnership with Providence for comprehensive revenue cycle services that leverage the breadth of integrated technology and services capabilities of both the Company and Acclara.
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the Company’s financial position as of March 31, 2024, the results of operations of the Company for the three months ended March 31, 2024 and 2023, and the cash flows of the Company for the three months ended March 31, 2024 and 2023. These financial statements include the accounts of R1 RCM Inc. and its wholly owned subsidiaries, including Acclara and its subsidiaries since the date of acquisition. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2024.
When preparing financial statements in conformity with GAAP, the Company makes a number of significant estimates, assumptions, and judgments in the preparation of the financial statements. Actual results could differ from those estimates. For a discussion of the Company’s significant accounting policies and other information, the unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024 (the “2023 Form 10-K”).

Recently Issued Accounting Standards and Disclosures
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual sale restriction on an equity security should not be considered in measuring the security’s fair value. The Company prospectively adopted ASU 2022-03 effective January 1, 2024. Adoption of the new standard required changes to the valuation method used in accounting for equity consideration in business combinations occurring after January 1, 2024. There were no current period changes to equity consideration related to prior transactions to be evaluated under this guidance.
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

Acclara

On January 17, 2024, the Company completed the acquisition of Acclara for a purchase price of $786.0 million. The following table summarizes the fair value of the total consideration paid:

Fair Value
Cash consideration (1)	$726.2
Issuance of warrant (2)	59.8
Total consideration	$786.0

(1) Cash consideration includes the repayment of Acclara’s pre-existing credit facility that was paid off at closing and was not assumed by the Company.
(2) The provisional fair value of the warrant is estimated using the Black-Scholes option pricing model and is not discounted in accordance with ASU 2022-03. The warrant is subject to a three-year lock-up period and expires five years from the issuance date.

The Company funded the cash consideration component and the Company’s associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness (see Note 6, Debt).

The purchase price has been provisionally allocated to assets acquired and liabilities assumed based on their established fair value as of the acquisition date. The fair value estimate of assets acquired and liabilities assumed is pending the completion of various elements, including gathering further information about the identification and valuation of all assets and liabilities acquired. Some of the more significant amounts that are not yet finalized relate to the fair value of intangible assets (including goodwill), trade accounts receivable, and income and non-income related taxes. Accordingly, management considers the balances shown in the following table to be preliminary, and there could be adjustments to the consolidated financial statements, including changes in our amortization expense related to the valuation of intangible assets acquired and their respective useful lives, among other adjustments.

The preliminary fair value of assets acquired and liabilities assumed is:

Purchase Price Allocation
Total purchase consideration	$786.0

Allocation of consideration to assets acquired and liabilities assumed:
Cash and cash equivalents	$64.3
Accounts receivable	48.1
Property, equipment and software	6.8
Operating lease right-of-use assets	12.3
Intangible assets	374.0
Goodwill	420.0
Other assets	8.1
Accounts payable	(4.6)
Customer liabilities	(1.2)
Accrued compensation and benefits	(21.7)
Operating lease liabilities	(16.2)
Deferred income tax liabilities	(84.6)
Other liabilities	(19.3)
Net assets acquired	$786.0

The intangible assets preliminarily identified in conjunction with the Acclara Acquisition are as follows:

	Useful Life	Gross Carrying Value
Customer Relationships	12 years	$374.0
The goodwill recognized is primarily attributable to synergies that are expected to be achieved from the integration of Acclara. None of the goodwill is expected to be deductible for income tax purposes. The change in the carrying amount of goodwill from December 31, 2023 to March 31, 2024 is solely attributable to the goodwill recognized in conjunction with the Acclara Acquisition.
As part of the acquisition, the Company recognized an indemnification asset of $4.5 million for indirect tax and income tax related to potential pre-transaction close tax obligations of Acclara. The indemnification asset was valued with the assistance of third-party tax experts and is a best estimate based on information available to the Company at this time.

Included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2024 are net services revenue of $57.1 million and net loss before income taxes of $2.7 million related to the operations of Acclara since the acquisition date of January 17, 2024.
Pro Forma Results

The following table summarizes, on a pro forma basis, the combined results of the Company as though the Acclara Acquisition had occurred on January 1, 2023. These pro forma results are not necessarily indicative of the actual consolidated results had the acquisition occurred as of that date or of the future consolidated operating results for any period.

	Three Months Ended March 31,
	2024	2023
Net services revenue	$615.7	$621.7
Net loss	$(20.3)	$(37.1)

Adjustments, net of the income tax effects, that were made to net loss related to (i) depreciation and amortization to reflect the fair value of identified assets acquired, (ii) share-based compensation expense for awards replaced in connection with the acquisition, (iii) paying off Acclara’s debt and incurrence of debt by the Company, and (iv) the timing of acquisition-related costs.

3. Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of definite-lived intangible assets at March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$791.9	$(73.1)	$718.8	$417.9	$(60.5)	$357.4
Technology	1,238.8	(341.6)	897.2	1,238.8	(299.5)	939.3
Trade name	23.5	(13.0)	10.5	23.5	(9.5)	14.0
Total intangible assets	$2,054.2	$(427.7)	$1,626.5	$1,680.2	$(369.5)	$1,310.7

The fair value of the identifiable intangible assets was determined in the period of their acquisition utilizing an income approach to derive the present value of future cash flows from developed technology, customer relationships, trade name, and favorable leasehold interests.

Intangible asset amortization expense was $58.2 million and $50.1 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense for intangible assets is included in cost of services on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has no indefinite-lived intangible assets.

Estimated annual amortization expense related to intangible assets with definite lives as of March 31, 2024 is as follows:

Remainder of 2024	$176.3
2025	220.0
2026	219.4
2027	219.4
2028	219.3
2029	141.8
Thereafter	430.3
Total	$1,626.5
4. Revenue Recognition
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

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue:

	Three Months Ended March 31,
	2024	2023
Net operating fees	$381.5	$361.0
Incentive fees	15.6	23.6
Modular and other fees (1)	206.8	161.0
Net services revenue	$603.9	$545.6

(1) Modular and other revenue is comprised of service fees related to solutions focused on revenue recovery, clinical integrity, revenue optimization, and regulatory navigation as well as functional outsourcing solutions focused on driving revenue cycle improvements.

Contract Balances

The following table provides information about contract assets, net and contract liabilities from contracts with customers:

	March 31, 2024	December 31, 2023
Contract assets, net
Current	$96.3	$94.4
Non-current	41.4	37.7
Total contract assets, net	$137.7	$132.1

Contract liabilities
Current (1)	$7.9	$9.1
Non-current (2)	14.8	14.5
Total contract liabilities	$22.7	$23.6

(1) Current contract liabilities include $2.9 million and $2.4 million classified in the current portion of customer liabilities - related party as of March 31, 2024 and December 31, 2023, respectively.
(2) Non-current contract liabilities include $11.3 million and $11.8 million classified in the non-current portion of customer liabilities - related party as of March 31, 2024 and December 31, 2023, respectively.

Significant changes in the carrying amount of contract assets, net for the three months ended March 31, 2024 were as follows:

Contract Assets, net
Balance as of December 31, 2023	$132.1
Revenue recognized	93.1
Amounts billed	(87.0)
Write-offs	(0.5)
Balance as of March 31, 2024	$137.7

Contract Liabilities
Balance as of December 31, 2023	$(23.6)
Advanced billings as of January 1, 2024 (1)	(69.6)
Advanced billings recognized	69.6
Additions	(2.6)
Revenue recognized	3.5
Balance as of March 31, 2024	$(22.7)

(1) The Company records advanced billings to contract liabilities and accounts receivable on the first day of the respective service period, which are earned during the year.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The estimated revenue does not include amounts of variable consideration that are constrained.

	Net operating fees	Incentive fees
Remainder of 2024	$85.5	$21.5
2025	80.1	—
2026	28.1	—
2027	7.6	—
2028	3.5	—
2029	1.8	—
Thereafter	2.5	—
Total	$209.1	$21.5

The amounts presented in the table above include variable fee estimates of the Company’s physician group RCM services contracts, fixed fees, and forecasted incentive fees. Fixed fees are typically recognized ratably as the performance obligation is satisfied and forecasted incentive fees are measured cumulatively over the contractually defined performance period.

The Company does not disclose information about remaining performance obligations with an original expected duration of one year or less. The Company has elected certain of the optional exemptions from the disclosure requirements for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. Accordingly, the Company applies a practical expedient to its modular RCM solutions and does not disclose information about variable consideration from remaining performance obligations when the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date.

5. Accounts Receivable and Allowance for Credit Losses

Accounts receivable is comprised of invoiced and unbilled balances due from modular services and end-to-end RCM customers, which are presented net after considering cost reimbursements owed to end-to-end RCM customers.

	March 31, 2024	December 31, 2023
Billed receivables	$265.9	$218.5
Unbilled receivables	98.8	99.2
Allowance for credit losses	(46.8)	(48.3)
Total accounts receivable, net (1)	$317.9	$269.4
(1) Includes $26.5 million and $26.1 million for accounts receivable - related party, net as of March 31, 2024, and December 31, 2023, respectively.

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
Changes in the allowance for credit losses on a consolidated basis related to accounts receivable are as follows:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$48.3	$15.2
Provision (recoveries)	(0.5)	1.1
Write-offs	(1.0)	(0.2)
Ending balance	$46.8	$16.1
6. Debt

The carrying amounts of debt consist of the following:

	March 31, 2024	December 31, 2023
Senior Revolver (1)	$80.0	$—
Term A Loans	1,162.5	1,162.5
Term B Loans	1,068.8	493.8
Unamortized discount and issuance costs	(30.7)	(18.8)
Total debt	2,280.6	1,637.5
Less: Current maturities	(91.0)	(67.0)
Total long-term debt	$2,189.6	$1,570.5

(1) As of March 31, 2024, the Company had $80.0 million in borrowings outstanding, $1.2 million letters of credit outstanding, and $518.8 million of availability under the $600.0 million senior secured revolving credit facility (“Senior Revolver”). On April 3, 2024, the Company incurred additional borrowings of $75.0 million under the Senior Revolver to fund working capital needs as a result of the Change Healthcare cyberattack.

Second Amendment to the Second A&R Credit Agreement
In conjunction with the closing of the Acclara Acquisition, the Company entered into Amendment No. 2 (the “Second Amendment”) to the second amended and restated credit agreement (the “Second A&R Credit Agreement”) executed on June 21, 2022. For further details on the Second A&R Credit Agreement, refer to Note 10 of the audited consolidated financial statements included in the Company’s 2023 Form 10-K. Pursuant to the Second Amendment, among certain other amendments, the lenders named in the Second Amendment agreed, severally and not jointly, to extend additional borrowings in the form of Term B Loans (the “Incremental Term B Loans” and together with the then existing senior secured term B loan, the “Term B Loans”) to the Company in an aggregate principal amount equal to $575.0 million. The Company used the proceeds of the Incremental Term B Loans, together with cash on hand and borrowings of $80.0 million under the Senior Revolver, to finance (i) the cash consideration for the Acclara Acquisition and (ii) fees and costs incurred in connection with the acquisition and related transactions. In conjunction with entering into the Second Amendment, the Company incurred $10.6 million and capitalized $5.7 million of debt issuance costs.
The initial senior secured term A loan (the “Existing Term A Loan”) and Senior Revolver mature on July 1, 2026, the incremental senior secured term A loan (together with the Existing Term A Loan, the “Term A Loans”) matures on June 21, 2027, and the Term B Loans mature on June 21, 2029.
The variable interest rate as of March 31, 2024 was 7.58% for the Term A Loans and Senior Revolver and 8.33% for the Term B Loans.
The Second A&R Credit Agreement contains a number of financial and non-financial covenants. The Company was in compliance with all of the covenants in the Second A&R Credit Agreement as of March 31, 2024. The obligations under the Second A&R Credit Agreement are secured by a pledge of 100% of the capital stock of certain domestic subsidiaries owned by the Company and a security interest in substantially all of the Company’s tangible and intangible assets and the tangible and intangible assets of certain domestic subsidiaries.
Debt Maturities

Scheduled maturities of the Company’s long-term debt are summarized as follows:

Scheduled Maturities
Remainder of 2024	$72.8
2025	72.8
2026	704.1
2027	436.1
2028	10.8
2029	1,014.7
Total	$2,311.3
7. Derivative Financial Instruments

The Company utilizes cash flow hedges to manage its currency risk arising from its global business services centers. As of March 31, 2024, the Company had recorded $0.3 million of unrealized gains in accumulated other comprehensive loss related to foreign currency hedges. The Company estimates that $0.3 million of gains reported in accumulated other comprehensive loss are expected to be reclassified into earnings within the next 12 months.

The net gains reclassified into cost of services were as follows:

Three Months Ended March 31,
2024	2023
$0.1	$0.3

As of March 31, 2024, the Company’s foreign currency forward contracts had maturities extending no later than December 31, 2024, and had a total notional value of $106.0 million.

The Company also utilizes cash flow hedges to reduce variability in interest cash flows from its outstanding debt. As of March 31, 2024, the Company had recorded $11.1 million of unrealized gains in accumulated other comprehensive loss related to interest rate swaps. The Company estimates that $9.5 million of gains reported in accumulated other comprehensive loss are expected to be reclassified into earnings within the next 12 months.

The net gains reclassified into interest expense were as follows:

Three Months Ended March 31,
2024	2023
$2.9	$1.9

As of March 31, 2024, the Company’s interest rate swaps extended no later than June 30, 2025, and had a total notional value of $500.0 million.
The Company also utilizes fair value hedges to manage its currency risk arising from its global business services centers. These contracts typically have a term of one month in order to manage currency risks between the timing of transaction costs and payment. For the three months ended March 31, 2024, the Company had recognized $0.1 million of losses in earnings related to foreign currency forward contracts designated as fair value hedges. The fair value of derivative instruments designated as fair value hedges was $0.1 million of unrealized loss as of March 31, 2024 and $0.0 million of unrealized gains as of December 31, 2023. As of March 31, 2024, the Company’s foreign currency forward contracts designated as fair value hedges had maturities extending no later than April 30, 2024 and had a total notional value of $27.0 million.
The location and fair value of derivative instruments designated as hedges in the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Foreign currency forward contracts
Prepaid expenses and other current assets	$0.1	$0.5
Total foreign currency forward contracts	$0.1	$0.5

Interest rate swaps
Prepaid expenses and other current assets	$9.5	$8.7
Other assets	1.6	0.9
Total interest rate swaps	$11.1	$9.6

As of March 31, 2024 and December 31, 2023, the accumulated gain, net of tax, recognized in accumulated other comprehensive loss was $8.6 million and $7.5 million, respectively.

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the Consolidated Statements of Cash Flows. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements.

8. Share-Based Compensation

The total share-based compensation expense relating to the Company’s stock options, RSUs, and performance-based restricted stock units (“PBRSUs”) that has been included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) was as follows:

	Three Months Ended March 31,
	2024	2023
Share-Based Compensation Expense Allocation Details:
Cost of services	$18.8	$6.9
Selling, general and administrative	13.2	5.4
Total share-based compensation expense (1)	$32.0	$12.3

Related tax benefits	$7.6	$2.6
(1) Included in total share-based compensation expense are (i) $1.8 million of share-based compensation expense for the three months ended March 31, 2024 of CoyCo 2, L.P., a shareholder of the Company (“CoyCo 2”), and (ii) $1.8 million of shared-based compensation expense of CoyCo 2 for the three months ended March 31, 2023. This expense relates to equity awards held by certain Cloudmed employees that were modified as part of the Company’s acquisition of Revint Holdings, LLC (“Cloudmed”) into awards of CoyCo 2 and were granted for services that benefit the Company’s operations.
The Company accounts for forfeitures as they occur. Excess tax benefits and shortfalls for share-based payments are recognized in income tax expense and included in operating activities. The Company recognized the following income tax expense/(benefit) associated with vesting and exercises of equity awards:

Three Months Ended March 31,
2024	2023
$0.8	$(0.5)
The Company uses the Black-Scholes option pricing model to estimate the fair value of its service-based options as of their grant dates. The volatility for the options was calculated based on an analysis of historical volatility. The Company assesses progress and achievement on PBRSUs by reviewing historical performance to date, along with any adjustments which have been approved by the Human Capital Committee of the Company’s Board of Directors to the reported performance, and latest projections to determine the probable outcome of the awards. The current estimates are then compared to the scoring metrics and any necessary adjustments are reflected in the current period to update share-based compensation expense to the current performance expectations. A Monte Carlo simulation was used to estimate the fair value of the Unvested Units (as defined in the 2023 Form 10-K), which are being amortized over a period of 4 years on a straight-line basis. The volatility for the Unvested Units was calculated based on an analysis of historical and implied volatility.

Stock options
A summary of the options activity during the three months ended March 31, 2024 is shown below:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2023	2,647,202	$3.41
Exercised	(189,490)	3.18
Outstanding at March 31, 2024	2,457,712	$3.43
Outstanding, vested and exercisable at March 31, 2024	2,457,712	$3.43
Outstanding, vested and exercisable at December 31, 2023	2,647,202	$3.41
Restricted stock units and performance-based restricted stock units
A summary of the RSU and PBRSU activity during the three months ended March 31, 2024 is shown below:

			Weighted- Average Grant Date Fair Value
	RSUs	PBRSUs	RSU	PBRSU
Outstanding and unvested at December 31, 2023	3,330,236	6,128,821	$17.66	$19.36
Granted	2,011,667	109,770	9.41	9.11
Vested	(54,807)	(462,927)	12.24	26.65
Forfeited	(64,557)	(100,582)	16.67	18.96
Outstanding and unvested at March 31, 2024	5,222,539	5,675,082	$14.55	$18.58

Shares surrendered for taxes for the three months ended March 31, 2024	16,490	162,550
Cost of shares surrendered for taxes for the three months ended March 31, 2024 (in millions)	$0.2	$2.4
Shares surrendered for taxes for the three months ended March 31, 2023	6,908	903,658
Cost of shares surrendered for taxes for the three months ended March 31, 2023 (in millions)	$0.1	$13.1
RSUs granted during the three months ended March 31, 2024, include an aggregate 1,983,791 RSUs of the Company that were issued upon consummation of the Acclara Acquisition to replace outstanding unvested options of Acclara.

The Company’s RSU and PBRSU agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSUs and PBRSUs in lieu of their payment of the required personal employment-related taxes. Shares surrendered for payment of personal employment-related taxes are held in treasury.

Outstanding PBRSUs vest upon satisfaction of both time-based and performance-based conditions. Depending on the award, performance condition targets may include cumulative adjusted EBITDA, end-to-end RCM agreement growth, modular sales revenue, or other specific performance factors. Depending on the percentage level at which the performance-based conditions are satisfied, the number of shares vesting could be between 0% and 200% of the number of PBRSUs originally granted. Based on the established targets, the maximum number of shares that could vest for all outstanding PBRSUs is 11,350,164.

9. Other Expenses

Other expenses are incurred in connection with acquisition and integration initiatives, various exit activities, strategic and transformation initiatives, organizational changes to improve our business alignment and cost structure, review of strategic alternatives, and stockholder litigation. The following table summarizes the other expenses recognized for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Business acquisition costs (1)	$15.7	$0.1
Integration costs (2)	8.7	15.8
Technology transformation (3)	6.8	3.6
Strategic initiatives (4)	0.8	4.4
Facility-related charges (5)	1.3	1.2
Other (6)	0.6	5.1
Total other expenses	$33.9	$30.2
(1) Costs, including legal, consulting, insurance premiums, and bank fees, that directly relate to the due diligence and closing of business acquisitions and include changes to contingent consideration, if applicable. Costs also include compensation expenses associated with the close of the transactions.
(2) Costs reflect efforts to integrate acquisitions from a systems, processes, and people perspective and to achieve synergies expected from business acquisitions. Costs include consulting fees, IT vendor spend, severance, and certain payroll costs.
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
(4) Costs primarily relate to business restructuring activities as part of the Company’s growth strategy and include consulting costs, compensation costs of employees dedicated to the Company’s strategic growth efforts, and severance. In 2023, these costs included changes in contingent consideration and retention costs related to acquisitions completed by Cloudmed prior to being acquired by R1.
(5) As part of evaluating its real estate footprint in relation to acquisitions and remote work practices adopted following COVID, the Company has exited certain facilities. Costs include asset impairment charges, early termination fees, and other costs related to exited facilities that will continue over the duration of the lease term.
(6) For the three months ended March 31, 2024, costs include fees associated with legal, financial, and other advisors engaged to perform a review of strategic alternatives under the direction of a special committee formed by the Board of Directors on March 11, 2024. For the three months ended March 31, 2023, costs include expenses related to the Company’s stockholder litigation. For further details, refer to Note 12, Commitments and Contingencies.

10. Income Taxes

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

The Company recognized income tax expense for the three months ended March 31, 2024 on the year-to-date pre-tax loss. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions for foreign taxes, state taxes, non-deductible expenses, and discrete items.

The Company recognized income tax expense for the three months ended March 31, 2023 on the year-to-date pre-tax income. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions for foreign taxes, state taxes, non-deductible expenses, and discrete items.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns since 2020 are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years. Certain income tax returns since fiscal year 2009 for the Company’s India subsidiaries are currently open for final determination. The Company’s Philippines subsidiary is currently under audit for the tax period ended on December 31, 2022.

At December 31, 2023, the Company had gross deferred tax assets of $137.9 million, of which $23.7 million related to net operating loss (“NOL”) carryforwards. The Company expects to have positive taxable income, allowing the Company to utilize its NOL carryforwards and other deferred tax assets.

11. Earnings (Loss) Per Share
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
Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(35.1)	$1.6
Basic weighted-average common shares	420,427,136	417,346,840
Add: Effect of dilutive equity awards	—	4,621,205
Add: Effect of dilutive warrants	—	30,957,744
Diluted weighted average common shares	420,427,136	452,925,789
Net income (loss) per common share (basic)	$(0.08)	$—
Net income (loss) per common share (diluted)	$(0.08)	$—

Because of their anti-dilutive effect, 19,030,415 common share equivalents comprised of stock options, PBRSUs, and RSUs have been excluded from the diluted earnings per share calculation for the three months ended March 31, 2024. Additionally, for the three months ended March 31, 2024, TCP-ASC ACHI Series LLLP’s (“TCP-ASC”), IHC Health Services, Inc.’s (“Intermountain”), and Providence’s exercisable warrants to acquire up to 40.5 million, 1.5 million, and 12.2 million shares, respectively, of the Company’s common stock were excluded from the diluted earnings per share calculation because they were anti-dilutive.
For the three months ended March 31, 2023, 768,030 common share equivalents were excluded from the diluted earnings per share calculation because of their anti-dilutive effect.
12. Commitments and Contingencies
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
In re R1 RCM Inc. Stockholders Litigation
The parties to the R1 RCM Inc. Stockholders Litigation matter agreed to settle all claims in the lawsuit pursuant to a Stipulation of Settlement (“Stipulation”) that became finalized and effective on January 15, 2024. TCP-ASC, Ascension, and TowerBrook collectively contributed $39.8 million to the settlement, and Cloudmed’s stockholders contributed $2.1 million. The Company directors at the time of the Cloudmed acquisition contributed $3.6 million, funded entirely by D&O insurance maintained by the Company. The Company did not contribute any additional monetary amount to the settlement. On January 30, 2024, the Company received $16.4 million from the settlement for the derivative claims in the lawsuit. The remainder of the amounts to be paid under the Stipulation (less allocated attorneys’ fees and notice and administrative costs) will be distributed to the settlement class, as defined in the Stipulation. In addition, under the terms of the Stipulation, the parties agreed to eliminate the board size approval right under the Amended and Restated Investor Rights Agreement with TCP-ASC and the Investor Rights Agreement with CoyCo 1, L.P. and CoyCo 2. Amendments to those Investor Agreements were entered into on February 5, 2024. For further information regarding this matter, refer to the 2023 Form 10-K. The Company has recorded the settlement in the first quarter of 2024 in conjunction with the effective date of and cash receipt from the settlement. The receipt of $16.4 million was recorded to Additional paid-in capital on the Consolidated Balance Sheet and accounted for as a refund of amounts paid as an inducement dividend, which was originally recorded as an equity transaction during the three months ended March 31, 2021. The cash received was classified under financing activities on the Consolidated Statements of Cash Flows.
Graziosi v R1 RCM Inc.
In May 2016, the Company was served with a False Claims Act (“FCA”) case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS customers and a place holder, John Doe hospital, representing all PAS customers (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, FCA penalties, and attorneys’ fees. The Third Amended Complaint alleges that the Company’s PAS business violates the federal FCA. The case was originally filed under seal in 2013 in the federal district court in Chicago and was presented to the U.S. Attorney in Chicago, and the U.S. Attorney declined to intervene. Both the Company’s and plaintiff’s motions for summary judgment were denied in December 2020, and the parties have completed damage and expert discovery. Additional dispositive motions are expected to extend through 2024, with trial, if necessary, likely to be scheduled in 2025. The Company believes it has meritorious defenses to all claims in the case and is vigorously defending itself against these claims.

13. Related Party Transactions
This note encompasses transactions between Ascension and its affiliates and the Company pursuant to the Master Professional Services Agreement, including all supplements, amendments, and other documents entered into in connection therewith. For further details on the Company’s agreements with Ascension, see Note 1 and Note 19 of the 2023 Form 10-K. In conjunction with the Cloudmed acquisition, New Mountain Capital, L.L.C. (“New Mountain”) became a related party. There were no material transactions with New Mountain subsequent to the Cloudmed acquisition.
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
14. Segments and Customer Concentrations
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
Customers comprising greater than 10% of net services revenue are as follows:

	Three Months Ended March 31,
Customer Name	2024	2023
Ascension and its affiliates	36%	40%
Intermountain Healthcare	10%	11%
The loss of customers within the Ascension health system or Intermountain network could have a material adverse impact on the Company’s operations.
As of March 31, 2024 and December 31, 2023, the Company had a concentration of credit risk with Ascension, representing 8% and 10% of accounts receivable, respectively.
15. Supplemental Financial Information
The following table summarizes the allocation of depreciation and amortization expense related to property, equipment and software between cost of services and selling, general and administrative expenses:

	Three Months Ended March 31,
	2024	2023
Cost of services	$19.3	$15.5
Selling, general and administrative	0.3	0.4
Total depreciation and amortization	$19.6	$15.9

Supplemental cash flow information related to leases are as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7.3	$6.2
Right-of-use assets obtained in exchange for operating lease obligations:	13.6	3.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Undue reliance should not be placed on these statements. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “outlook,” “plan,” “predict,” “project,” “see,” “seek,” “target,” “would” and similar expressions or variations or negatives of these words are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements include, among other things, statements about our review of strategic alternatives, our strategy, our future operations, our future financial position, our projected costs, our prospects, our plans, challenges faced by health systems and their revenue cycle operations and the role of our business therein, objectives of management, our ability to successfully deliver on our commitments to our customers, impacts of the Change Healthcare cyberattack and a customer bankruptcy on our business, our ability to deploy new business as planned, our ability to successfully implement new technologies, our ability to complete or integrate acquisitions as planned and to realize the expected benefits from acquisitions, including the acquisition of Acclara, the expected outcome or impact of pending or threatened litigation, and expected market growth. Such forward-looking statements are based on management’s current expectations about future events as of the date hereof and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Subsequent events and developments, including actual results or changes in our assumptions, may cause our views to change. We do not undertake to update our forward-looking statements except to the extent required by applicable law. Readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements included herein are expressly qualified in their entirety by these cautionary statements. Our actual results and outcomes could differ materially from those included in these forward-looking statements as a result of various factors, including, but not limited to, the impact that the review of strategic alternatives could have on our business or our stock price; the outcome and timing of the review of strategic alternatives and a suspension thereof; economic downturns and market conditions beyond our control, including high inflation; the quality of global financial markets; our ability to timely and successfully achieve the anticipated benefits and potential synergies of the acquisitions of Cloudmed and Acclara (each as defined below); our ability to retain existing customers or acquire new customers; the development of markets for our revenue cycle management offering; variability in the lead time of prospective customers; competition within the market; breaches or failures of our or our vendors’ information security measures or unauthorized access to a customer’s data; delayed or unsuccessful implementation of our technologies or services, or unexpected implementation costs; disruptions in or damages to our global business services centers, third-party operated data centers or other services provided by other third-parties; the volatility of our stock price; our substantial indebtedness; and the factors discussed elsewhere in this Quarterly Report on Form 10-Q, and those set forth in Part I, Item 1A of our 2023 Form 10-K and our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

Overview
Our Business
We are a leading provider of technology-driven solutions that transform the financial performance and patient experience for health systems, hospitals, and physician groups. Our scalable operating models complement a healthcare organization’s infrastructure, driving sustainable improvements to net patient revenue and cash flows while driving revenue yield, reducing operating costs, and enhancing the patient experience.
While we cannot control the changes in the regulatory environment imposed on our customers, we believe that our role becomes increasingly more important to our customers as macroeconomic, regulatory, and healthcare industry conditions continue to impose financial pressure on healthcare providers to manage their operations effectively and efficiently.
We operate and manage our business as a single segment configured with our significant operations and offerings organized around the business of providing RCM services to healthcare providers.
Review of Strategic Alternatives
As previously disclosed on March 11, 2024, the Board of Directors formed a special committee comprised solely of independent directors (the “Special Committee”), to evaluate all strategic alternatives in response to the Schedule 13D/A filed by New Mountain Capital, L.L.C (“New Mountain”) on February 26, 2024. TCP-ASC ACHI Series LLLP (“TCP-ASC”) subsequently filed Schedule 13D/As on March 11, 2024 and May 7, 2024, and New Mountain filed additional Schedule 13D/As on April 29, 2024 and May 7, 2024. We may incur substantial costs associated with the need to retain and compensate legal, financial, and other advisors as a result of the strategic review and/or expressed interests, which will be classified as Other expenses. The Company has not set a timetable for completion of the review, may suspend the process at any time and does not intend to make any further public comment regarding the review unless and until it has approved a course of action for which further disclosure is appropriate.
Change Healthcare Cyberattack
On February 21, 2024, Change Healthcare, a subsidiary of UnitedHealth Group, was the subject of a cyberattack that required it to take offline its computer systems that handled electronic payments and insurance claims. Change Healthcare is the largest clearinghouse for medical claims in the U.S. and this event has caused significant delays and disruptions in payments to hospitals, physicians, pharmacists, and other health care providers across the country. In response to the cyberattack, the Company transitioned customers who were impacted to alternative clearinghouses to submit, edit, and release claims to payers to address the backlog. In line with the impacted Change Healthcare systems returning online, R1 conducted a cybersecurity risk assessment of Change Healthcare and engaged a third-party security assessor to review Change Healthcare’s security reports and corresponding controls. Based on these reviews and assessments, the Company approved reestablished connections while continuing to monitor the cyber threat environment. As of March 31, 2024, the majority of our customers were transitioned to alternative clearinghouses to remediate processing issues. The Company also implemented technology and automation solutions to help mitigate issues surrounding both near term and longer-term issues for claims submissions, processing, and, ultimately, cash collections. For the three months ended March 31, 2024, the impact to the Company’s revenue was approximately $9.5 million, which reflects lower incentive fee revenue due to the effect on key performance metrics and lower modular and other revenue. We expect this to create a shift in timing of revenue between the third and fourth quarters of 2024. Impacts to our costs were not significant in the current quarter, although a number of existing team members were redeployed to work on transitioning our customers. In anticipation of potential customer payment delays and to mitigate impacts to our working capital related to the cyberattack, which have yet to materialize, the Company proactively borrowed $75.0 million under the Senior Revolver on April 3, 2024.

We anticipate additional expenses in 2024 to address the increased claims volume resulting from the disruption. Costs are expected to include interim hiring and contractor needs as well as other third party expenses. Also, the expected cash flow impact to our customers may affect their ability to pay our invoices in a timely manner and will result in additional expense for the Company related to interest due to incremental borrowings to mitigate working capital issues or incremental allowances for uncollectible accounts receivable. These additional costs and revenue impacts related to collection timing, failure to meet key performance metrics that drive incentive fee revenue and claim inflow volumes for modular service customers are expected to affect the Company’s overall performance in 2024. We have filed a notice of the Change Healthcare cyberattack with our insurance company and intend to pursue recovery of certain costs and lost revenue.
Trends and Uncertainties

Revenue cycle is a critical function for healthcare providers as they seek to increase process efficiency and maximize cash collected from payers and patients. Healthcare providers operate their revenue cycle with a combination of labor, software, and services vendors. Third-party vendors offer various solutions including consulting services, software, and other services, including point solutions that cover one or multiple components of the revenue cycle and full outsourcing services, among others. The Centers for Medicare & Medicaid Services (“CMS”) projects hospital care and physician care expenditures in the U.S. to amount to $1.5 trillion and $977.7 billion in 2024, respectively. We estimate the cost of hospital and physician revenue cycle operations to be approximately 4% to 5% of revenue, resulting in a market size of approximately $110 billion. According to Research and Markets data from Grand View Research, as of June 2023, U.S. revenue cycle management market spend is projected to grow at a compounded annual growth rate of 10.3% through 2030.

Health systems are currently facing challenges in their revenue cycle operations based on several factors including: (1) more complex and clinical outcomes-based reimbursement, (2) industry consolidation amongst hospitals and across the continuum of care, (3) increasing patient responsibility for their medical bills, (4) healthcare labor shortage, and (5) capital constraints to invest in the revenue cycle given financial difficulties and requirements to invest in improving clinical care. We believe these trends provide opportunities for external RCM vendors that will result in further growth for the industry and our Company. However, these factors could also result in lower healthcare volumes and extended timelines for customer collections.

In 2024, we have and will continue to work closely with our provider partners to address revenue optimization and workforce management needs more effectively. Such needs continue to impact our provider partners’ performance because of changes to payer timeframes, increased coding complexity, regulatory shifts, and macroeconomic pressures. We anticipate incremental improvement over the next several years as normal cycles return following COVID. Similarly, patient volumes have continued to stabilize, and as a result, we believe there will be a constructive environment in 2024 for our ability to collect cash on behalf of our customers. On the modular side, we continue to see positive booking trends in 2024 because of macroeconomic pressures and the same performance-related pressures noted above.

Other adverse macroeconomic conditions, including but not limited to changes to fiscal and monetary policy and currency fluctuations, could impact macro-level consumer spending trends, which could affect the volumes processed on our platform and result in fluctuations to our revenue streams. Certain of our customers may be negatively impacted by these events. In addition, our business and customers continue to face challenges relating to a tight labor market and increased turnover rates. In particular, the current labor market combined with heightened inflation across the globe may increase cost of labor for both us and our customers in the remainder of 2024 and over time. We plan to continue to invest in technology to help us offset these costs and expect to continue hiring talented employees and providing competitive compensation. The extent to which these macroeconomic conditions will affect our business is uncertain and will depend on political, social, economic, and regulatory forces that are outside of our control. We continue to assess fluctuating macroeconomic events to manage our response.

On May 6, 2024, a leading private physician-owned for-profit healthcare network in the United States filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. R1 provides modular services, including Cloudmed and Acclara solutions, to this customer. During the three months ended March 31, 2024, all revenue recorded for services provided was collected. All outstanding receivables have been fully reserved.
Acclara Acquisition
On January 17, 2024, we completed the acquisition of the RCM business (“Acclara”) of Providence Health & Services – Washington (“Providence”) and certain of its affiliates (the “Acclara Acquisition”). The purchase price was $786.0 million. Concurrently with the closing of the acquisition and as part of the consideration thereof, we issued a warrant to acquire up to 12,192,000 shares of common stock of the Company to Providence. We funded the cash consideration for the Acclara Acquisition and related fees and expenses with cash on hand, borrowings of $80.0 million under our Senior Revolver, and additional borrowings of $575.0 million from our senior secured term loan B facility (such additional borrowings, the “Incremental Term B Loans”).
CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended March 31,		2024 vs. 2023 Change
	2024	2023	Amount	%
	(In millions, except percentages)
Consolidated Statements of Operations Data:
Net operating fees	$381.5	$361.0	$20.5	6%
Incentive fees	15.6	23.6	(8.0)	(34)%
Modular and other fees	206.8	161.0	45.8	28%
Total net services revenue	603.9	545.6	58.3	11%
Operating expenses:
Cost of services	497.6	434.7	62.9	14%
Selling, general and administrative	64.4	47.0	17.4	37%
Other expenses	33.9	30.2	3.7	12%
Total operating expenses	595.9	511.9	84.0	16%
Income from operations	8.0	33.7	(25.7)	(76)%
Net interest expense	41.3	30.7	10.6	35%
Net income (loss) before income tax provision	(33.3)	3.0	(36.3)	n.m.
Income tax provision	1.8	1.4	0.4	29%
Net income (loss)	$(35.1)	$1.6	$(36.7)	n.m.

Adjusted EBITDA (1)	$152.2	$142.2	$10.0	7%

n.m. - not meaningful

(1) Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.

Use of Non-GAAP Financial Measures
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
Adjusted EBITDA
We define adjusted EBITDA as net income (loss) before net interest income/expense, income tax provision/benefit, depreciation and amortization expense, including the amortization of cloud computing arrangement implementation fees, share-based compensation expense, CoyCo 2, L.P. (“CoyCo 2”) share-based compensation expense, strategic initiatives costs, and other items which are detailed in Note 9, Other Expenses, to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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

	Three Months Ended March 31,		2024 vs. 2023 Change
	2024	2023	Amount	%
	(In millions, except percentages)
Net income (loss)	$(35.1)	$1.6	$(36.7)	n.m.
Net interest expense	41.3	30.7	10.6	35%
Income tax provision	1.8	1.4	0.4	29%
Depreciation and amortization expense (1)	78.3	66.0	12.3	19%
Share-based compensation expense (2)	30.2	10.5	19.7	188%
CoyCo 2 share-based compensation expense (3)	1.8	1.8	—	—%
Other expenses (4)	33.9	30.2	3.7	12%
Adjusted EBITDA (non-GAAP)	$152.2	$142.2	$10.0	7%

n.m. - not meaningful

(1)Depreciation and amortization expense represents the expense associated with depreciation and amortization of property, equipment, and software; amortization of intangible assets; and amortization of cloud computing arrangement implementation fees.
(2)Share-based compensation expense represents the expense associated with stock options, restricted stock units, and performance-based restricted stock units, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 8, Share-Based Compensation, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the detail of the amounts of share-based compensation expense.
(3)CoyCo 2 share-based compensation expense represents the expense associated with CoyCo 2 limited partnership units, as reflected in our Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 8, Share-Based Compensation, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the detail of the amounts of CoyCo 2 share-based compensation expense.
(4)Other expenses are incurred in connection with acquisition and integration initiatives, various exit activities, strategic and transformation initiatives, organizational changes to improve our business alignment and cost structure, review of strategic alternatives, and stockholder litigation. See Note 9, Other Expenses, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the detail of the amounts included in other expenses.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Net Services Revenue
Net services revenue increased by $58.3 million, or 11%, from $545.6 million for the three months ended March 31, 2023, to $603.9 million for the three months ended March 31, 2024. The increase was primarily driven by the addition of Acclara revenue of $57.1 million since the acquisition close of which $19.2 million was reflected in net operating fees and $37.9 million was reflected in modular and other fees. Excluding the impact of Acclara, net operating fees in 2024 grew modestly compared to 2023 driven by low single-digit growth in cash collections offset by attrition related to physician customers and client facility divestitures. The decrease in incentive fee revenue reflects the impact of the Change Healthcare cyberattack, primarily related to cash and accounts receivable performance metrics measured on March 31, 2024. There was also a $1.9 million decrease related to a customer contract change that reclassified certain incentive revenue to net operating fees compared to 2023. In addition to the contributions from Acclara, modular and other fees increased by $7.9 million reflecting incremental sales from the expansion of services to existing customers and new customer contracts. This increase was partially offset by delays caused by the Change Healthcare cyberattack and the decrease in revenue related to the large customer that filed for bankruptcy protection as the collectability of the revenue was uncertain at the end of the quarter.
Cost of Services
Cost of services primarily consists of wages and benefits of personnel that perform services for our customers and any related supplies, equipment, or facility costs utilized by these employees, which includes our global shared service centers in India and the Philippines. It also includes cost of services provided to our customers by vendors directly contracted by R1 or assigned to R1 at contract inception. Cost of services increased by $62.9 million, or 14%, from $434.7 million for the three months ended March 31, 2023, to $497.6 million for the three months ended March 31, 2024. The increase was primarily driven by the addition of Acclara’s cost of services, which was approximately $52.9 million. Other drivers include an increase in share-based compensation of $11.9 million and an increase in depreciation and amortization expenses of $5.6 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $17.4 million, or 37%, from $47.0 million for the three months ended March 31, 2023, to $64.4 million for the three months ended March 31, 2024. The increase was primarily driven by the addition of Acclara’s selling, general and administrative expenses of $7.1 million and increased share-based compensation expense of $7.8 million.
Other Expenses
Other expenses increased by $3.7 million, or 12%, from $30.2 million for the three months ended March 31, 2023, to $33.9 million for the three months ended March 31, 2024. See Note 9, Other Expenses, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the details of the costs included in this total for the comparative periods.
Income Taxes
The income tax provision increased by $0.4 million from $1.4 million for the three months ended March 31, 2023 to $1.8 million for the three months ended March 31, 2024. Our effective tax rate was approximately (5)% and 47% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for the three months ended March 31, 2024 was lower than the statutory federal tax rate due to tax benefits for pre-tax loss, offset by discrete tax expenses. The effective tax rate for the three months ended March 31, 2023 was higher than the federal statutory tax rate due to state income taxes, certain non-deductible compensation, and taxes on foreign source income, offset by discrete tax benefits.

CRITICAL ACCOUNTING ESTIMATES
Management considers an accounting estimate to be critical if the accounting estimate requires management to make particularly difficult, subjective, or complex judgments about matters that are inherently uncertain. A summary of our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” of our 2023 Form 10-K. There have been no material changes to the critical accounting estimates disclosed in our 2023 Form 10-K.
NEW ACCOUNTING PRONOUNCEMENTS
For additional information regarding new accounting guidance, see Note 1, Business Description and Basis of Presentation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q, which provides a summary of our recently adopted accounting standards and disclosures.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity include our cash flows from operations and borrowings under our second amended and restated senior credit agreement (the “Second A&R Credit Agreement”). As of March 31, 2024 and December 31, 2023, we had total available liquidity of $696.8 million and $772.4 million, respectively, reflecting our cash and cash equivalents as well as remaining availability under our senior secured revolving credit facility (the “Senior Revolver”).
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
Our material cash requirements include the following contractual and other obligations:

Debt
Our indebtedness increased as a result of the Acclara Acquisition. As of March 31, 2024, we had outstanding debt of $2.3 billion with contractual payments extending through 2029, with $91.0 million payable within 12 months. Future interest payments associated with our debt total $671.2 million, with $169.2 million payable within the next 12 months, based on the floating rates as of March 31, 2024.
Following the incurrence of incremental borrowings of $75.0 million under the Senior Revolver on April 3, 2024, future interest payments associated with our debt are estimated to be $683.7 million, with $174.7 million payable within the next 12 months, based on the floating rates as of March 31, 2024.
Leases
Our significant leasing activity encompasses leases for real estate, including corporate offices, operational facilities, and global business services centers. As of March 31, 2024, we had fixed future lease payments of $134.6 million, with $28.7 million payable within 12 months.
Software Purchase and Services Obligations
Our primary purchase obligations relate to contracts entered into with vendors that supply various software services and products. As of March 31, 2024, we had purchase obligations related to software and service contracts of $196.2 million, with $42.7 million payable within 12 months, most of which will be future operating expense.
Cash Flow Activity
As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $178.0 million and $173.6 million, respectively. Cash flows from operating, investing, and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net cash provided by operating activities	$46.7	$54.7
Net cash used in investing activities	$(698.4)	$(25.6)
Net cash provided by (used in) financing activities	$656.1	$(35.4)
Cash Flows from Operating Activities
Cash provided by operating activities decreased by $8.0 million from $54.7 million for the three months ended March 31, 2023, to $46.7 million for the three months ended March 31, 2024. Cash provided by operating activities primarily decreased due to a larger cash bonus payout in 2024 compared to 2023. In addition, the 2024 operating cash flows include payments of Acclara Acquisition expenses that did not occur in 2023.
Cash Used in Investing Activities
Cash used in investing activities primarily includes our investments in property, equipment and software and our inorganic growth initiatives. Outflows for significant acquisitions have typically been offset by cash inflows from financing activities related to obtaining new debt.
Cash used in investing activities increased by $672.8 million from $25.6 million for the three months ended March 31, 2023, to $698.4 million for the three months ended March 31, 2024. Cash used in investing activities for the three months ended March 31, 2024 includes approximately $661.9 million of cash used for the purchase of Acclara.

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
Cash provided by financing activities increased by $691.5 million from cash used of $35.4 million for the three months ended March 31, 2023, to cash provided of $656.1 million for the three months ended March 31, 2024. For the three months ended March 31, 2024, cash from financing activities included $575.0 million of Incremental Term B Loans (as defined herein), net of discount and issuance costs of $13.5 million, and additional borrowings of $80.0 million under the Senior Revolver incurred in connection with the Acclara Acquisition. The change also included a $22.4 million decrease in debt and revolver repayments in 2024 compared to 2023. Shares withheld for taxes also decreased $11.0 million in 2024 compared to 2023.
Debt and Financing Arrangements
On June 21, 2022, we entered into the Second A&R Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders named therein, governing the Company’s second amended and restated senior secured credit facilities (the “Senior Secured Credit Facilities”), consisting of the $691.3 million existing senior secured term loan A facility (the “Existing Term A Loan”), a $540.0 million senior secured incremental term loan A facility (the “Incremental Term A Loan,” and together with the Existing Term A Loan, the “Term A Loans”), a $500.0 million senior secured term loan B facility (the “Existing Term B Loan,” and together with the Incremental Term B Loans, the “Term B Loans”), and the $600.0 million Senior Revolver.
On January 17, 2024, we entered into Amendment No. 2 (the “Second Amendment”) to the Second A&R Credit Agreement. Pursuant to the Second Amendment, among certain other amendments, the lenders named in the Second Amendment agreed, severally and not jointly, to extend the Incremental Term B Loans to the Company under the Second A&R Credit Agreement in an aggregate principal amount equal to $575.0 million. The Company used the proceeds of the Incremental Term B Loans, together with cash on hand and borrowings of $80.0 million under the Senior Revolver, to finance (i) the cash consideration for the Acclara Acquisition and (ii) fees and costs incurred in connection with the acquisition and related transactions.
We are required to repay the Term A Loans and the Term B Loans in quarterly principal installments.
The Senior Secured Credit Facilities bear interest at a floating rate, which was 7.58% for the Term A Loans and Senior Revolver and 8.33% for the Term B Loans as of March 31, 2024. See Note 7, Derivative Financial Instruments, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion on our interest rate hedging transactions.

As of March 31, 2024, we had drawn $80.0 million and had $518.8 million of remaining availability on our Senior Revolver.

The Second A&R Credit Agreement contains a number of financial and non-financial covenants. We are required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. The Company was in compliance with all of the covenants in the Second A&R Credit Agreement as of March 31, 2024.

See Note 6, Debt, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates due to our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of March 31, 2024, we have hedged $500.0 million of our $2.3 billion outstanding floating rate debt to a fixed rate of 3.01% plus the applicable spread defined in the Second A&R Credit Agreement. The remaining $1.8 billion outstanding is subject to average variable rates of 7.58% for the Term A Loans and Senior Revolver and 8.33% for the Term B Loans as of March 31, 2024. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would have increased or decreased our annual interest expense on the $1.8 billion subject to variable rates by approximately $18.1 million as of March 31, 2024.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee and Philippine peso because a portion of our operating expenses are incurred by our subsidiaries in India and the Philippines and are denominated in Indian rupees and Philippine pesos, respectively. We do not generate significant revenues outside of the United States. For each of the three months ended March 31, 2024 and 2023, 10% and 9% of our expenses were denominated in foreign currencies. As of March 31, 2024 and 2023, we had net assets of $112.7 million and $89.3 million in foreign entities, respectively. Before the impact of our foreign currency hedging activities discussed below, the reduction in earnings from a 10% change in foreign currency spot rates would be $6.5 million and $5.1 million at March 31, 2024 and 2023, respectively.
We have hedge positions that are designated cash flow hedges of certain intercompany charges which have maturities not extending beyond December 31, 2024 and are intended to partially offset the impact of foreign currency movements on future costs relating to our global business service centers. As of March 31, 2024, we also had foreign currency forward contracts designated as fair value hedges with maturities extending no later than April 30, 2024. These contracts typically have a term of one month in order to manage currency risks between the timing of transaction costs and payment. For additional information, see Note 7, Derivative Financial Instruments to our consolidated financial statements included in this Quarterly Report on Form 10-Q. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.
For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of March 31, 2024, it was anticipated that approximately $0.1 million of gains, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months. For designated fair value hedges, gains and losses resulting from changes in fair value are recorded to earnings in the current period. For the three months ended March 31, 2024, the Company had recognized $0.1 million of losses in earnings related to foreign currency forward contracts designated as fair value hedges.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $12.1 million as of March 31, 2024.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Other than the litigation described in Note 12, Commitments and Contingencies, to our consolidated financial statements included in this Quarterly Report on Form 10-Q, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A.	Risk Factors

The risk factors disclosed in Part I, Item 1A of our 2023 Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or operating results.
We are in the process of conducting a review of strategic alternatives that could adversely impact our business or our stock price.
On March 11, 2024, we announced the formation of a Special Committee to evaluate all strategic alternatives in response to the Schedule 13D/A filed by New Mountain with the SEC on February 26, 2024. TCP-ASC subsequently filed Schedule 13D/As on March 11, 2024 and May 7, 2024, and New Mountain filed additional Schedule 13D/As on April 29, 2024 and May 7, 2024. The strategic review process, as well as any unsolicited offers, exposes us to a number of risks, including fluctuations in our stock price in response to developments or speculation regarding any developments related to the review of strategic alternatives and/or expressed interests; distraction of management; difficulties in hiring, retaining and motivating key personnel as a result of uncertainty generated by the strategic review and/or expressed interests or any related developments; difficulties in initiating, expanding and maintaining relationships or arrangements with suppliers, customers (including potentially increasing the length of our selling cycle with potential new customers), and other third parties; substantial expenses associated with the need to retain and compensate legal, financial, and other advisors as a result of the strategic review and/or expressed interests; and litigation in connection with the strategic review and/or expressed interests or any related developments or actions. No assurances can be given regarding the outcome or timing of the Special Committee’s review process. The Company has not set a timetable for completion of the review, may suspend the process at any time and does not intend to make any further public comment regarding the review unless and until it has approved a course of action for which further disclosure is appropriate. The occurrence of any one or more of the above risks could have an adverse impact on our business, stock price, financial results, liquidity, and financial condition.

Disruptions in service, including failure of business continuity plans, or damage to our global business services centers, third-party operated data centers or other services provided by other third-parties, could adversely affect our business.
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
In addition, despite the implementation of security measures, our infrastructure, data centers, global business services centers, or systems that we interface with, including the internet and related systems, may be vulnerable to intrusion, improper employee or contractor access, programming errors, computer viruses, malicious code, phishing attacks, denial-of-service attacks, or other cyber attacks and information security threats by third parties seeking to disrupt operations or misappropriate information or similar physical or electronic breaches of security. Any such attack could cause system failure, including network, software, or hardware failure, and could result in service disruptions. Further, our network, information systems, and other services and systems are subject to various risks related to third parties and other parties we may not fully control. We use encryption and authentication technology licensed from third parties to provide secure transmission of confidential information, including our business data and customer information. In addition, we rely on employees in our data centers and global business services centers to follow our procedures when handling sensitive information. While we select our employees and third-party business partners carefully, we do not control their actions, which could expose us and them to cybersecurity and other risks. As a result, we may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by such breaches.
On February 21, 2024, Change Healthcare, a subsidiary of UnitedHealth Group and the largest clearinghouse for medical claims in the U.S., was the subject of a cyberattack that required it to take offline its computer systems that handled electronic payments and insurance claims, causing significant delays and disruptions in payments to hospitals, physicians, pharmacists, and other health care providers across the country. In response to the cyberattack, we transitioned customers who were impacted to alternative clearinghouses to address the backlog. We approved reestablished connections when Change Healthcare returned online while continuing to monitor the cyber threat environment. For the three months ended March 31, 2024, we earned lower incentive fee revenue due to the effect of the cyberattack on key performance metrics, incurred certain incremental costs, and proactively borrowed $75 million under the Senior Revolver to fund working capital needs as a result of the disruption. The expected cash flow impact to our customers may affect their ability to pay our invoices in a timely manner, and will result in additional expense for us related to interest due on the incremental borrowings and costs to address the increased claims volume resulting from the disruption. These additional costs and revenue impacts related to collection timing, failure to meet key performance metrics that drive incentive fee revenue and claim inflow volumes for modular service customers is expected to affect our overall performance in 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There have not been sales of unregistered equity securities during the period covered by this Quarterly Report on Form 10-Q that were not previously reported in a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (1)
January 1, 2024 through January 31, 2024	—	$—	—	$453.2
February 1, 2024 through February 29, 2024	—	—	—	453.2
March 1, 2024 through March 31, 2024	—	—	—	453.2

(1)	On October 22, 2021, the Board adopted a repurchase program and authorized the repurchase of up to $200.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2021 Repurchase Program”). On January 9, 2022, the Board increased the authorization under the 2021 Repurchase Program to an aggregate amount of up to $500.0 million. The average price paid per share of common stock repurchased under the 2021 Repurchase Program is the execution price, including commissions paid to brokers. The timing and amount of any shares repurchased under the 2021 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2021 Repurchase Program may be suspended or discontinued at any time.

Item 5.	Other Information
Insider Trading Arrangements
During the quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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
4.1
Warrant, dated as of January 17, 2024, by and between R1 RCM Inc. and Providence Health & Services – Washington (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-41428) filed on January 17, 2024)

10.1
Director Nomination Agreement, dated as of January 17, 2024, by and between R1 RCM Inc. and Providence Health & Services – Washington (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41428) filed on January 17, 2024)

10.2
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of January 17, 2024, by and among R1 RCM Inc. and certain of its subsidiaries, Bank of America, N.A., as administrative agent, and the lenders named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-41428) filed on January 17, 2024)

10.3
Amendment No. 1 to Amended and Restated Investor Rights Agreement, dated as of February 5, 2024, by and between R1 RCM Inc. and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41428) filed on February 6, 2024)

10.4
Amendment No. 1 to Investor Rights Agreement, dated as of February 5, 2024, by and between R1 RCM Inc., CoyCo 1, L.P. and Coyco 2, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-41428) filed on February 6, 2024)

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
Date: May 8, 2024