Form 10-Q
period 2024-06-30
R1 RCM Inc. /DE
filed 2024-08-07
CIK 1910851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of August 5, 2024, the registrant had 422,108,963 shares of common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$163.0	$173.6
Accounts receivable, net of $26.5 million and $48.2 million allowance as of June 30, 2024 and December 31, 2023, respectively	314.5	243.3
Accounts receivable - related party, net of $0.1 million allowance as of June 30, 2024 and December 31, 2023	42.6	26.1
Current portion of contract assets, net	100.3	94.4
Prepaid expenses and other current assets	135.3	95.9
Total current assets	755.7	633.3
Property, equipment and software, net	193.0	173.7
Operating lease right-of-use assets	70.1	62.5
Non-current portion of contract assets, net	42.9	37.7
Non-current portion of deferred contract costs	33.3	30.4
Intangible assets, net	1,567.4	1,310.7
Goodwill	3,045.9	2,629.4
Deferred tax assets	10.9	10.9
Other assets	59.1	71.6
Total assets	$5,778.3	$4,960.2
Liabilities
Current liabilities:
Accounts payable	$43.9	$22.7
Current portion of customer liabilities	30.7	39.8
Current portion of customer liabilities - related party	6.9	5.2
Accrued compensation and benefits	111.7	126.3
Current portion of operating lease liabilities	22.2	19.3
Current portion of long-term debt	91.0	67.0
Accrued expenses and other current liabilities	104.9	65.9
Total current liabilities	411.3	346.2
Non-current portion of customer liabilities	2.8	2.7
Non-current portion of customer liabilities - related party	10.8	11.8
Non-current portion of operating lease liabilities	83.0	77.8
Long-term debt	2,173.1	1,570.5
Deferred tax liabilities	253.8	176.6
Other non-current liabilities	23.3	23.2
Total liabilities	2,958.1	2,208.8

Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized, 447,760,228 shares issued and 421,894,067 shares outstanding at June 30, 2024; 750,000,000 shares authorized, 445,436,482 shares issued and 420,201,507 shares outstanding at December 31, 2023	4.5	4.5
Additional paid-in capital	3,318.3	3,197.4
Accumulated deficit	(179.4)	(136.7)
Accumulated other comprehensive loss	(7.0)	(5.9)
Treasury stock, at cost, 25,866,161 shares as of June 30, 2024; 25,234,975 shares as of December 31, 2023	(316.2)	(307.9)
Total stockholders’ equity	2,820.2	2,751.4
Total liabilities and stockholders’ equity	$5,778.3	$4,960.2
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net services revenue ($220.9 million and $441.0 million for the three and six months ended June 30, 2024 and $216.3 million and $433.1 million for the three and six months ended June 30, 2023 from related party)	$627.9	$560.7	$1,231.8	$1,106.3
Operating expenses:
Cost of services	506.3	445.9	1,003.9	880.6
Selling, general and administrative	58.2	62.6	122.6	109.6
Other expenses	34.3	28.3	68.2	58.5
Total operating expenses	598.8	536.8	1,194.7	1,048.7
Income from operations	29.1	23.9	37.1	57.6
Net interest expense	43.6	32.5	84.9	63.2
Loss before income tax benefit	(14.5)	(8.6)	(47.8)	(5.6)
Income tax benefit	(6.9)	(7.6)	(5.1)	(6.2)
Net income (loss)	$(7.6)	$(1.0)	$(42.7)	$0.6
Net income (loss) per common share:
Basic	$(0.02)	$—	$(0.10)	$—
Diluted	$(0.02)	$—	$(0.10)	$—
Weighted average shares used in calculating net income (loss) per common share:
Basic	421,332,136	418,525,625	420,879,636	417,939,489
Diluted	421,332,136	418,525,625	420,879,636	454,097,654
Consolidated statements of comprehensive income (loss)
Net income (loss)	$(7.6)	$(1.0)	$(42.7)	$0.6
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	(1.5)	4.9	(0.4)	3.2
Foreign currency translation adjustments	(0.3)	0.1	(0.7)	0.6
Total other comprehensive income (loss), net of tax	$(1.8)	$5.0	$(1.1)	$3.8
Comprehensive income (loss)	$(9.4)	$4.0	$(43.8)	$4.4
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	445,436,482	$4.5	(25,234,975)	$(307.9)	$3,197.4	$(136.7)	$(5.9)	$2,751.4
Share-based compensation expense	—	—	—	—	30.6	—	—	30.6
CoyCo 2 share-based compensation expense	—	—	—	—	1.8	—	—	1.8
Issuance of common stock related to share-based compensation plans	517,734	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	59.8	—	—	59.8
Exercise of vested stock options	189,490	—	—	—	0.6	—	—	0.6
Acquisition of treasury stock related to share-based compensation plans	—	—	(179,040)	(2.6)	—	—	—	(2.6)
Refund of inducement dividend (see Note 12)	—	—	—	—	16.4	—	—	16.4
Net change on derivatives designated as cash flow hedges, net of tax of $0.3 million	—	—	—	—	—	—	1.1	1.1
Foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)
Net loss	—	—	—	—	—	(35.1)	—	(35.1)
Balance at March 31, 2024	446,143,706	$4.5	(25,414,015)	$(310.5)	$3,306.6	$(171.8)	$(5.2)	$2,823.6
Share-based compensation expense	—	—	—	—	9.7	—	—	9.7
CoyCo 2 share-based compensation expense	—	—	—	—	1.7	—	—	1.7
Issuance of common stock related to share-based compensation plans	1,358,019	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	(0.4)	—	—	(0.4)
Exercise of vested stock options	258,503	—	—	—	0.7	—	—	0.7
Acquisition of treasury stock related to share-based compensation plans	—	—	(452,146)	(5.7)	—	—	—	(5.7)
Net change on derivatives designated as cash flow hedges, net of tax of $(0.4) million	—	—	—	—	—	—	(1.5)	(1.5)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.3)	(0.3)
Net loss	—	—	—	—	—	(7.6)	—	(7.6)
Balance at June 30, 2024	447,760,228	$4.5	(25,866,161)	$(316.2)	$3,318.3	$(179.4)	$(7.0)	$2,820.2
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

R1 RCM Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$(42.7)	$0.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	159.5	134.8
Amortization of debt issuance costs	3.7	2.8
Share-based compensation	40.0	30.5
CoyCo 2 share-based compensation	3.5	3.7
Loss on disposal and right-of-use asset write-downs	0.4	4.9
Provision for credit losses	1.5	16.5
Deferred income taxes	(5.3)	(8.4)
Non-cash lease expense	6.9	5.8
Other	2.4	3.0
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(41.6)	(20.2)
Contract assets	(10.9)	(10.8)
Prepaid expenses and other assets	(26.9)	(5.7)
Accounts payable	15.6	(11.5)
Accrued compensation and benefits	(36.6)	(16.1)
Lease liabilities	(10.7)	(8.9)
Other liabilities	24.2	6.9
Customer liabilities and customer liabilities - related party	0.5	(15.8)
Net cash provided by operating activities	83.5	112.1
Investing activities
Purchases of property, equipment, and software	(54.8)	(48.7)
Acquisition of Acclara, net of cash acquired	(662.0)	—
Other	(8.0)	1.5
Net cash used in investing activities	(724.8)	(47.2)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	561.5	—
Borrowings on revolver	155.0	30.0
Repayment of senior secured debt	(18.2)	(24.8)
Repayments on revolver	(75.0)	(40.0)
Refund of inducement dividend	16.4	—
Payment of equity issuance costs	(0.4)	—
Exercise of vested stock options	1.3	0.9
Shares withheld for taxes	(9.2)	(18.1)
Other	(0.2)	(0.1)
Net cash provided by (used in) financing activities	631.2	(52.1)
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(0.5)	0.2
Net (decrease) increase in cash, cash equivalents and restricted cash	(10.6)	13.0
Cash, cash equivalents and restricted cash, at beginning of period	173.6	110.1
Cash, cash equivalents and restricted cash, at end of period	$163.0	$123.1
Supplemental disclosures of cash flow information
Property, equipment and software purchases not paid	$17.9	$29.4
Noncash consideration paid for the acquisition of Acclara	$59.8	$—
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
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the Company’s financial position as of June 30, 2024, the results of operations of the Company for the three and six months ended June 30, 2024 and 2023, and the cash flows of the Company for the six months ended June 30, 2024 and 2023. These financial statements include the accounts of R1 RCM Inc. and its wholly owned subsidiaries, including Acclara and its subsidiaries since the date of acquisition. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2024.
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

2. Acquisitions

Assets acquired and liabilities assumed in a business combination are recorded at their estimated fair value on the date of the acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if the purchase price exceeds the estimated net fair value or as a bargain purchase gain on the income statement if the purchase price is less than the estimated net fair value. The allocation of the purchase price may be modified through the end of the measurement period, which is up to one year after the acquisition date, as more information is obtained about the fair value of assets acquired and liabilities assumed as of the date of acquisition.

Acclara

On January 17, 2024, the Company completed the acquisition of Acclara for a final purchase price of $786.1 million, inclusive of purchase price adjustments based on the final determination of the closing net working capital. The following table summarizes the fair value of the total consideration paid:

Fair Value
Cash consideration (1)	$726.3
Issuance of Providence Warrant (2)	59.8
Total consideration	$786.1

(1) Cash consideration includes the repayment of Acclara’s pre-existing credit facility at closing, which was not assumed by the Company. During the three months ended June 30, 2024, the Company finalized the closing net working capital as defined in the purchase agreement, which resulted in additional consideration due to the seller of $0.1 million that we expect will be paid in the third quarter of 2024.
(2) The provisional, undiscounted fair value of the Providence Warrant was estimated using the Black-Scholes option pricing model. The warrant is subject to a three-year lock-up period and expires five years from the issuance date.

The Company funded the cash portion of the consideration and associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness (see Note 6, Debt).
The purchase price has been provisionally allocated to assets acquired and liabilities assumed based on their estimated fair value as of the acquisition date. The fair value estimates are pending finalization of the valuation of all assets and liabilities acquired. Some of the more significant amounts that are not yet finalized relate to the fair value of intangible assets and income and non-income related taxes. Accordingly, management considers the balances shown in the following table to be preliminary, and there could be adjustments to the consolidated financial statements, including changes in our amortization expense related to the valuation of intangible assets acquired and their respective useful lives.

The preliminary fair value of assets acquired and liabilities assumed is:

Purchase Price Allocation
Total purchase consideration	$786.1

Allocation of consideration to assets acquired and liabilities assumed:
Cash and cash equivalents	$64.3
Accounts receivable	47.8
Property, equipment and software	6.6
Operating lease right-of-use assets	12.3
Intangible assets	374.0
Goodwill	416.5
Other assets	8.1
Accounts payable	(4.6)
Customer liabilities	(1.2)
Accrued compensation and benefits	(21.8)
Operating lease liabilities	(16.2)
Deferred income tax liabilities	(82.7)
Other liabilities	(17.0)
Net assets acquired	$786.1

The intangible assets preliminarily identified in conjunction with the Acclara Acquisition are as follows:

	Useful Life	Gross Carrying Value
Customer Relationships	12 years	$374.0
The goodwill recognized is primarily attributable to synergies that are expected to be achieved by leveraging the R1 operating model to deliver services to Acclara customers upon integration. None of the goodwill is expected to be deductible for income tax purposes. The change in the carrying amount of goodwill from December 31, 2023 to June 30, 2024 is solely attributable to the goodwill recognized in conjunction with the Acclara Acquisition.
As part of the acquisition, the Company recognized an indemnification asset of $4.5 million for indirect tax and income tax related to potential pre-transaction close tax obligations of Acclara. The indemnification asset was valued with the assistance of third-party tax experts and is a best estimate based on information available to the Company at the closing of the transaction. If the pre-transaction close tax obligations exceed the amount of the indemnification asset, the seller is liable for the incremental amount.

Included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2024 are net services revenue of $70.5 million and $127.6 million and net loss before income taxes of $1.5 million and $4.2 million, respectively, related to the operations of Acclara since the acquisition date of January 17, 2024.
Measurement period adjustments
The Company had various measurement period adjustments due to additional information received since the Acclara Acquisition. Significant adjustments during the three months ended June 30, 2024 included a $1.9 million decrease to taxes payable and a $1.8 million decrease in deferred tax liability related to a revised tax provision estimate. The offset of these adjustments was recorded to goodwill.
Pro Forma Results

The following table summarizes, on a pro forma basis, the combined results of the Company as though the Acclara Acquisition had occurred on January 1, 2023. These pro forma results are not necessarily indicative of the actual consolidated results had the acquisition occurred as of that date or of the future consolidated operating results for any period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net services revenue	$627.9	$643.1	$1,243.6	$1,264.8
Net income (loss)	$1.7	$(22.1)	$(18.8)	$(58.8)

Adjustments, net of the income tax effects, that were made to net loss related to (i) depreciation and amortization to reflect the fair value of identified assets acquired, (ii) share-based compensation expense for awards replaced in connection with the acquisition, (iii) paying off Acclara’s debt and incurrence of debt by the Company, and (iv) the timing of acquisition-related costs.

3. Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of definite-lived intangible assets at June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$791.9	$(87.1)	$704.8	$417.9	$(60.5)	$357.4
Technology	1,238.8	(383.2)	855.6	1,238.8	(299.5)	939.3
Trade name	23.5	(16.5)	7.0	23.5	(9.5)	14.0
Total intangible assets	$2,054.2	$(486.8)	$1,567.4	$1,680.2	$(369.5)	$1,310.7

The fair value of the identifiable intangible assets was determined in the period of their acquisition utilizing an income approach to derive the present value of future cash flows from developed technology, customer relationships, trade name, and favorable leasehold interests.

Intangible asset amortization expense was $59.1 million and $117.3 million for the three and six months ended June 30, 2024, respectively, and $51.2 million and $101.3 million for the three and six months ended June 30, 2023, respectively. Amortization expense for intangible assets is included in cost of services on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has no indefinite-lived intangible assets.

Estimated annual amortization expense related to intangible assets with definite lives as of June 30, 2024 is as follows:

Remainder of 2024	$117.2
2025	220.0
2026	219.4
2027	219.4
2028	219.3
2029	141.8
Thereafter	430.3
Total	$1,567.4
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

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net operating fees	$374.6	$357.8	$756.1	$718.8
Incentive fees	21.7	30.8	37.3	54.4
Modular and other fees (1)	231.6	172.1	438.4	333.1
Net services revenue	$627.9	$560.7	$1,231.8	$1,106.3

(1) Modular and other fees is comprised of service fees related to solutions focused on revenue recovery, clinical integrity, revenue optimization, and regulatory navigation as well as functional outsourcing solutions focused on driving revenue cycle improvements.

Contract Balances

The following table provides information about contract assets, net and contract liabilities from contracts with customers:

	June 30, 2024	December 31, 2023
Contract assets, net
Current	$100.3	$94.4
Non-current	42.9	37.7
Total contract assets, net	$143.2	$132.1

Contract liabilities
Current (1)	$11.7	$9.1
Non-current (2)	13.6	14.5
Total contract liabilities	$25.3	$23.6

(1) Current contract liabilities include $3.1 million and $2.4 million classified in the current portion of customer liabilities - related party as of June 30, 2024 and December 31, 2023, respectively.
(2) Non-current contract liabilities include $10.8 million and $11.8 million classified in the non-current portion of customer liabilities - related party as of June 30, 2024 and December 31, 2023, respectively.

Significant changes in the carrying amount of contract assets, net for the six months ended June 30, 2024 were as follows:

Contract Assets, net
Balance as of December 31, 2023	$132.1
Revenue recognized	195.2
Amounts transferred to Accounts receivable, net	(183.6)
Write-offs (1)	(0.5)
Balance as of June 30, 2024	$143.2

(1) During the three months ended March 31, 2024, the Company wrote off the contract asset balance related to a private physician-owned for-profit healthcare network in the United States, who filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on May 6, 2024.

Contract Liabilities
Balance as of December 31, 2023	$(23.6)
Advanced billings as of January 1, 2024 (1)	(69.6)
Advanced billings recognized	69.6
Additions	(7.5)
Revenue recognized (2)	5.8
Balance as of June 30, 2024	$(25.3)

(1) The Company records advanced billings to contract liabilities and accounts receivable on the first day of the respective service period, which billings are earned during the quarter.
(2) Revenue recognized includes $1.9 million and $5.0 million of revenue recognition for the three and six months ended June 30, 2024, respectively, relating to the contract liabilities balance at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The estimated revenue does not include amounts of variable consideration that are constrained.

	Net operating fees	Incentive fees
Remainder of 2024	$58.4	$14.0
2025	78.7	—
2026	43.1	—
2027	12.4	—
2028	5.3	—
2029	1.9	—
Thereafter	2.5	—
Total	$202.3	$14.0

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

	June 30, 2024	December 31, 2023
Billed receivables	$277.7	$218.5
Unbilled receivables	106.0	99.2
Allowance for credit losses	(26.6)	(48.3)
Total accounts receivable, net (1)	$357.1	$269.4
(1) Includes $42.6 million and $26.1 million for accounts receivable - related party, net as of June 30, 2024, and December 31, 2023, respectively.
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
Changes in the allowance for credit losses on a consolidated basis related to accounts receivable are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$46.8	$16.1	$48.3	$15.2
Provision (recoveries) (1)	2.3	15.5	1.8	16.6
Write-offs (2)	(22.5)	—	(23.5)	(0.2)
Ending balance	$26.6	$31.6	$26.6	$31.6
(1) During the three months ended June 30, 2023, the Company increased the allowance for credit losses related to a physician RCM customer by $11.6 million to fully reserve the outstanding accounts receivable exposure due to the announcement that the customer planned to cease operations.
(2) During the three months ended June 30, 2024, the Company had $22.5 million in write-offs, which primarily related to the balance previously fully reserved in 2023 of the physician RCM customer that ceased operations in the third quarter of 2023 and is in the process of liquidation pursuant to a Chapter 11 plan approved by the bankruptcy court in March 2024.

6. Debt

The carrying amounts of debt consist of the following:

	June 30, 2024	December 31, 2023
Senior Revolver (1)	$80.0	$—
Term A Loans	1,147.0	1,162.5
Term B Loans	1,066.0	493.8
Unamortized discount and issuance costs	(28.9)	(18.8)
Total debt	2,264.1	1,637.5
Less: Current maturities	(91.0)	(67.0)
Total long-term debt	$2,173.1	$1,570.5

(1) As of June 30, 2024, the Company had $80.0 million in borrowings outstanding, $1.2 million letters of credit outstanding, and $518.8 million of availability under the $600.0 million senior secured revolving credit facility (“Senior Revolver”).
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
The variable interest rate as of June 30, 2024 was 7.58% for the Term A Loans and Senior Revolver and 8.33% for the Term B Loans.
The Second A&R Credit Agreement contains a number of financial and non-financial covenants. The Company was in compliance with all of the covenants in the Second A&R Credit Agreement as of June 30, 2024. The obligations under the Second A&R Credit Agreement are secured by a pledge of 100% of the capital stock of certain domestic subsidiaries owned by the Company and a security interest in substantially all of the Company’s tangible and intangible assets and the tangible and intangible assets of certain domestic subsidiaries.

Debt Maturities

Scheduled maturities of the Company’s long-term debt are summarized as follows:

Scheduled Maturities
Remainder of 2024	$54.5
2025	72.8
2026	704.1
2027	436.1
2028	10.8
2029	1,014.7
Total	$2,293.0
7. Derivative Financial Instruments

The Company utilizes cash flow hedges to manage its currency risk arising from its global business services centers. As of June 30, 2024, the Company had recorded $0.1 million of unrealized losses in accumulated other comprehensive loss related to foreign currency hedges. The Company estimates that $0.1 million of losses reported in accumulated other comprehensive loss are expected to be reclassified into cost of services within the next 12 months.

The net gains reclassified into cost of services were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2024	2023	2024	2023
$—	$0.5	$0.1	$0.8

As of June 30, 2024, the Company’s foreign currency forward contracts designated as cash flow hedges had maturities extending no later than December 31, 2024, and had a total notional value of $74.6 million.

The Company also utilizes cash flow hedges to reduce variability in interest cash flows from its outstanding debt. As of June 30, 2024, the Company had recorded $9.6 million of unrealized gains in accumulated other comprehensive loss related to interest rate swaps. The Company estimates that $9.6 million of gains reported in accumulated other comprehensive loss are expected to be reclassified into earnings within the next 12 months.

The net gains reclassified into interest expense were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2024	2023	2024	2023
$3.0	$2.5	$5.9	$4.4

As of June 30, 2024, the Company’s interest rate swaps extended no later than June 30, 2025, and had a total notional value of $500.0 million.

The Company also utilizes fair value hedges to manage its currency risk arising from its global business services centers. These contracts typically have a term of one month in order to manage currency risks between the timing of transaction costs and payment. For the three and six months ended June 30, 2024, respectively, the Company had recognized $0.1 million and $0.0 million of gains in earnings related to foreign currency forward contracts designated as fair value hedges. The fair value of derivative instruments designated as fair value hedges was $0.0 million of unrealized gain as of June 30, 2024 and $0.0 million of unrealized gains as of December 31, 2023. As of June 30, 2024, the Company’s foreign currency forward contracts designated as fair value hedges had maturities extending no later than July 31, 2024 and had a total notional value of $2.0 million.
The location and fair value of derivative instruments designated as hedges in the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Foreign currency forward contracts
Prepaid expenses and other current assets	$—	$0.5
Other accrued expenses	(0.1)	—
Total foreign currency forward contracts	$(0.1)	$0.5

Interest rate swaps
Prepaid expenses and other current assets	$9.6	$8.7
Other assets	—	0.9
Total interest rate swaps	$9.6	$9.6

As of June 30, 2024 and December 31, 2023, respectively, the accumulated gain, net of tax, recognized in accumulated other comprehensive loss was $7.1 million and $7.5 million.
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

8. Share-Based Compensation

The total share-based compensation expense relating to the Company’s stock options, RSUs, and performance-based restricted stock units (“PBRSUs”) that has been included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Share-Based Compensation Expense Allocation Details:
Cost of services	$5.1	$12.8	$23.9	$19.7
Selling, general and administrative	6.4	9.1	19.6	14.5
Total share-based compensation expense (1)	$11.5	$21.9	$43.5	$34.2

Related tax benefits	$2.0	$4.7	$9.6	$7.3

(1) Included in total share-based compensation expense are (i) $1.7 million and $3.5 million, of share-based compensation expense for the three and six months ended June 30, 2024, respectively, of CoyCo 2, L.P., a shareholder of the Company (“CoyCo 2”), and (ii) $1.9 million and $3.7 million, respectively, of shared-based compensation expense of CoyCo 2 for the three and six months ended June 30, 2023. This expense relates to equity awards held by certain Cloudmed employees that were modified as part of the Company’s acquisition of Revint Holdings, LLC (“Cloudmed”) into awards of CoyCo 2 and were granted for services that benefit the Company’s operations.
The Company accounts for forfeitures as they occur. Excess tax benefits and shortfalls for share-based payments are recognized in income tax expense and included in operating activities. The Company recognized the following income tax expense/(benefit) associated with vesting and exercises of equity awards:

Three Months Ended June 30,		Six Months Ended June 30,
2024	2023	2024	2023
$(0.1)	$(0.7)	$0.7	$(1.2)
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
Stock options
A summary of the activity relating to stock options during the six months ended June 30, 2024 is shown below:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2023	2,647,202	$3.41
Exercised	(447,993)	2.88
Outstanding at June 30, 2024	2,199,209	$3.52
Outstanding, vested and exercisable at June 30, 2024	2,199,209	$3.52
Outstanding, vested and exercisable at December 31, 2023	2,647,202	$3.41

Restricted stock units and performance-based restricted stock units
A summary of the activity relating to RSUs and PBRSUs during the six months ended June 30, 2024 is shown below:

			Weighted- Average Grant Date Fair Value
	RSUs	PBRSUs	RSU	PBRSU
Outstanding and unvested at December 31, 2023	3,330,236	6,128,821	$17.66	$19.36
Granted	3,903,937	1,529,657	11.05	12.59
Vested	(1,412,826)	(462,927)	14.38	26.65
Forfeited	(243,299)	(158,419)	14.83	19.15
Outstanding and unvested at June 30, 2024	5,578,048	7,037,132	$13.99	$17.42

Shares surrendered for taxes for the six months ended June 30, 2024	468,636	162,550
Cost of shares surrendered for taxes for the six months ended June 30, 2024 (in millions)	$5.9	$2.4
Shares surrendered for taxes for the six months ended June 30, 2023	302,902	903,658
Cost of shares surrendered for taxes for the six months ended June 30, 2023 (in millions)	$4.8	$13.1
RSUs granted during the six months ended June 30, 2024, include an aggregate 1,983,791 RSUs of the Company that were issued upon consummation of the Acclara Acquisition to replace outstanding unvested options of Acclara.

The Company’s RSU and PBRSU agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSUs and PBRSUs in lieu of their payment of the required personal employment-related taxes. Shares surrendered for payment of personal employment-related taxes are held in treasury.

Outstanding PBRSUs vest upon satisfaction of both time-based and performance-based conditions. Depending on the award, performance condition targets may include cumulative adjusted EBITDA, end-to-end RCM agreement growth, modular sales revenue, or other specific performance factors. Depending on the percentage level at which the performance-based conditions are satisfied, the number of shares vesting could be between 0% and 200% of the number of PBRSUs originally granted. Based on the established targets, the maximum number of shares that could vest for all outstanding PBRSUs is 14,074,264.
9. Other Expenses

Other expenses are incurred in connection with acquisition and integration initiatives, exit activities, strategic and transformation initiatives to improve our business alignment and cost structure, review of strategic alternatives, and stockholder litigation. The following table summarizes the other expenses recognized for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Business acquisition costs (1)	$(0.6)	$2.0	$15.1	$2.1
Integration costs (2)	14.0	8.1	22.7	23.9
Technology transformation (3)	11.3	3.7	18.1	7.3
Strategic initiatives (4)	(0.3)	6.4	0.5	10.8
Facility-related charges (5)	1.8	7.3	3.1	8.5
Other (6)	8.1	0.8	8.7	5.9
Total other expenses	$34.3	$28.3	$68.2	$58.5
(1) Costs, including legal, consulting, insurance premiums, and bank fees, that directly relate to the due diligence and closing of business acquisitions and include changes to contingent consideration, if applicable. Costs also include compensation expenses associated with the close of the transactions.
(2) Costs reflect efforts to integrate acquired businesses from a systems, processes, and people perspective and to achieve synergies expected from business acquisitions. Costs include consulting fees, IT vendor spend, severance, and certain payroll costs.
(3) Costs relate to projects underway to create a new platform that consolidates the Cloudmed and R1 customer solutions and migrates them to a cloud environment to reduce onboarding costs and accelerate the delivery of value to the Company’s customers. These projects are expected to be completed in 2025. Certain of these costs incurred qualify for capitalization and have been recorded on the Consolidated Balance Sheet. For the three months ended June 30, 2024, costs include a $6.3 million one-time vendor termination fee to migrate to the cloud.
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
(6) For the three and six months ended June 30, 2024, costs primarily related to legal and other advisor fees associated with the review of strategic alternatives under the direction of a special committee formed by the Board of Directors on March 11, 2024. For the three and six months ended June 30, 2023, costs include expenses related to the Company’s stockholder litigation. For further details, refer to Note 12, Commitments and Contingencies.
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

The Company recognized income tax benefit for the three and six months ended June 30, 2024 on the year-to-date pre-tax loss. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions for foreign taxes, state taxes, non-deductible expenses, and discrete items.

The Company recognized income tax benefit for the three and six months ended June 30, 2023 on the year-to-date pre-tax loss. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions for foreign taxes, state taxes, non-deductible expenses, and discrete items.
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
Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(7.6)	$(1.0)	$(42.7)	$0.6
Basic weighted-average common shares	421,332,136	418,525,625	420,879,636	417,939,489
Add: Effect of dilutive equity awards	—	—	—	4,259,246
Add: Effect of dilutive warrants	—	—	—	31,898,919
Diluted weighted average common shares	421,332,136	418,525,625	420,879,636	454,097,654
Net income (loss) per common share (basic)	$(0.02)	$—	$(0.10)	$—
Net income (loss) per common share (diluted)	$(0.02)	$—	$(0.10)	$—
Because of their anti-dilutive effect, 21,851,521 and 21,851,521 common share equivalents comprised of stock options, PBRSUs, and RSUs have been excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2024, respectively. Additionally, for the three and six months ended June 30, 2024, TCP-ASC ACHI Series LLLP’s (“TCP-ASC”), IHC Health Services, Inc.’s (“Intermountain”), and Providence’s exercisable warrants to acquire up to 40.5 million, 1.5 million, and 12.2 million shares, respectively, of the Company’s common stock were excluded from the diluted earnings per share calculation because they were anti-dilutive.
For the three and six months ended June 30, 2023, 20,475,179 and 2,025,091 common share equivalents, respectively, were excluded from the diluted earnings per share calculation because of their anti-dilutive effect. Additionally, for the three months ended June 30, 2023, TCP-ASC and Intermountain exercisable warrants to acquire up to 40.5 million and 1.5 million, respectively, of the Company’s common stock were excluded from the diluted earnings per share calculation because they were anti-dilutive.

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
In re R1 RCM Inc. Stockholders Litigation
The parties to the R1 RCM Inc. Stockholders Litigation matter agreed to settle all claims in the lawsuit pursuant to a Stipulation of Settlement (“Stipulation”) that became finalized and effective on January 15, 2024. TCP-ASC, Ascension, and TowerBrook collectively contributed $39.8 million to the settlement, and Cloudmed’s stockholders contributed $2.1 million. The Company directors at the time of the Cloudmed acquisition contributed $3.6 million, funded entirely by D&O insurance maintained by the Company. The Company did not contribute any additional monetary amount to the settlement. On January 30, 2024, the Company received $16.4 million from the settlement for the derivative claims in the lawsuit. The remainder of the amounts to be paid under the Stipulation (less allocated attorneys’ fees and notice and administrative costs) will be distributed to the settlement class, as defined in the Stipulation. In addition, under the terms of the Stipulation, the parties agreed to eliminate the board size approval right under the Amended and Restated Investor Rights Agreement with TCP-ASC and the Investor Rights Agreement with CoyCo 1, L.P. and CoyCo 2. Amendments to those Investor Agreements were entered into on February 5, 2024. For further information regarding this matter, refer to the 2023 Form 10-K. The Company recorded the settlement in the first quarter of 2024 in conjunction with the effective date of and cash receipt from the settlement. The receipt of $16.4 million was recorded to Additional paid-in capital on the Consolidated Balance Sheet and accounted for as a refund of amounts paid as an inducement dividend, which was originally recorded as an equity transaction during the three months ended March 31, 2021. The cash received was classified under financing activities on the Consolidated Statements of Cash Flows.
Graziosi v R1 RCM Inc.
In May 2016, the Company was served with a False Claims Act (“FCA”) case brought by a former emergency department service associate who worked at a hospital of one of the Company’s customers, MedStar Inc.’s Washington Hospital Center (“WHC”), along with WHC and three other hospitals that were PAS customers and a place holder, John Doe hospital, representing all PAS customers (U.S. ex rel. Graziosi vs. Accretive Health, Inc. et. al.), and seeking money damages, FCA penalties, and attorneys’ fees. The Third Amended Complaint alleges that the Company’s PAS business violates the federal FCA. The case was originally filed under seal in 2013 in the federal district court in Chicago and was presented to the U.S. Attorney in Chicago, and the U.S. Attorney declined to intervene. Both the Company’s and plaintiff’s motions for summary judgment were denied in December 2020, and the parties have completed damage and expert discovery. Additional dispositive motions are expected to extend through the remainder of 2024, with trial, if necessary, likely to be scheduled in 2025. The Company believes it has meritorious defenses to all claims in the case and is vigorously defending itself against these claims.

13. Related Party Transactions
This note includes, among others, transactions between Ascension Health (“Ascension”) and its affiliates and the Company pursuant to the Master Professional Services Agreement, including all supplements, amendments, and other documents entered into in connection therewith (the “Amended and Restated Master Professional Services Agreement”). For further details on the Company’s agreements with Ascension, see Note 1 and Note 19 of the 2023 Form 10-K. In conjunction with the Cloudmed acquisition, New Mountain Capital, L.L.C. (“New Mountain”) became a related party. There were no material transactions with New Mountain and its affiliates subsequent to the Cloudmed acquisition.
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
In response to the recent cyberattacks, which impacted the ability to obtain data needed for our incentive fee calculations, the Company reached an agreement with Ascension regarding the measurement of operating metrics used to determine incentive fee revenue for the six months ended June 30, 2024, as permitted under the Amended and Restated Master Professional Services Agreement (the “MPSA”) in certain circumstances that impact the economics of one or more of the parties or frustrates the ability of a party to perform its obligations under the MPSA, through no fault of its own. The parties agreed, among other things, to use the performance scores achieved by the Company prior to the cyberattacks and substitute cash deposits for cash postings for May and June 2024. This modification resulted in the recognition of incentive fee revenue that is less than, but more consistent with, prior periods. There has been no delay in payment of fees and no extended payment terms granted.
On July 31, 2024, the Company entered into an Agreement and Plan of Merger relating to a take-private transaction, with affiliates of Clayton, Dubilier & Rice, LLC and TowerBrook Capital Partners L.P., which is an affiliate of TCP-ASC. See Note 16, Subsequent Events.
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
Customers comprising greater than 10% of net services revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer Name	2024	2023	2024	2023
Ascension and its affiliates	35%	39%	36%	39%
Intermountain Healthcare	9%	10%	10%	11%
The loss of facilities within the Ascension health system or Intermountain network could have a material adverse impact on the Company’s operations.
As of June 30, 2024 and December 31, 2023, the Company had a concentration of credit risk with Ascension, representing 12% and 10% of accounts receivable, respectively.

15. Supplemental Financial Information
The following table summarizes the allocation of depreciation and amortization expense related to property, equipment and software between cost of services and selling, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of services	$20.7	$17.4	$40.0	$32.9
Selling, general and administrative	0.6	0.2	0.9	0.6
Total depreciation and amortization	$21.3	$17.6	$40.9	$33.5

Supplemental cash flow information related to leases are as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14.5	$12.4
Right-of-use assets obtained in exchange for operating lease obligations:	15.1	4.7
16. Subsequent Events
Take-Private Merger Agreement
On July 31, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Raven Acquisition Holdings, LLC, a Delaware limited liability company (“Parent”), and Project Raven Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”, and together with Parent, the “Buyer Parties”), providing for, among other things and on the terms and subject to the conditions set forth therein, the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). If the Merger is consummated, the Company’s common stock will be de-listed from Nasdaq and de-registered under the Securities Exchange Act of 1934, as amended, as promptly as practicable following the closing of the Merger. Parent and Merger Sub are affiliates of Clayton, Dubilier & Rice, LLC and TowerBrook Capital Partners L.P., which is an affiliate of TCP-ASC.
Following the date of the Merger Agreement and prior to the closing of the Merger, one or more stockholders of the Company (collectively, the “Rollover Stockholders”) may each enter into a rollover agreement with Raven TopCo, L.P., a Delaware limited partnership and an indirect parent entity of Parent (“Holdings”), or any subsidiary of Holdings that is wholly owned prior to the closing (each, a “Holdings Subsidiary”), on terms mutually agreeable among Parent and the parties to such agreement (collectively, the “Rollover Agreements”), pursuant to which, among other things, each such Rollover Stockholder will, immediately prior to the closing, transfer or contribute a number of shares of common stock of the Company (the “Rollover Shares”) to Holdings or a Holdings subsidiary in exchange for equity interests of Holdings or such Holdings Subsidiary having an equivalent value, on the terms and subject to the conditions set forth in the applicable Rollover Agreement. The holders of the Rollover Shares will not be entitled to receive the per share consideration described below in respect of the Rollover Shares.
At the effective time of the Merger each share of common stock of the Company outstanding as of immediately prior to the effective time of the Merger (other than shares held by the Company, its subsidiaries, Parent, Merger Sub or TCP-ASC or by stockholders who have properly and validly exercised their statutory rights of appraisal in respect of such shares in accordance with Section 262 of the General Corporation Law of the State of Delaware) will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $14.30, without interest thereon.

Consummation of the Merger is subject to the mutual conditions set forth in the Merger Agreement, including, but not limited to, the: (i) affirmative vote of the holders of a majority of all of the outstanding shares of common stock of the Company to adopt the Merger Agreement; (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and approval as required by other specified antitrust laws; and (iii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger. In addition, the obligation of each party to consummate the Merger is conditioned upon the other party’s representations and warranties being true and correct (subject to certain customary materiality exceptions) and the other party having performed in all material respects its covenants, obligations and conditions under the Merger Agreement. The obligation of the Buyer Parties to consummate the Merger is also subject to the absence of a Company Material Adverse Effect (as defined in the Merger Agreement).
The Company agreed to pay Parent $250.0 million in cash upon the termination of the Merger Agreement under certain circumstances. Parent agreed to pay the Company $550.0 million in cash upon the termination of the Merger Agreement under certain other circumstances.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Undue reliance should not be placed on these statements. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “outlook,” “plan,” “predict,” “project,” “see,” “seek,” “target,” “would” and similar expressions or variations or negatives of these words are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements include, among other things, statements about our current expectations relating to the Merger and the transactions contemplated in the Merger Agreement (collectively, the “Transaction”), our strategy, our future operations, our future financial position, our projected costs, our prospects, our plans, challenges faced by health systems and their revenue cycle operations and the role of our business therein, objectives of management, our ability to successfully deliver on our commitments to our customers, impacts of recent cyberattacks, including the Ascension cyberattack and the Change Healthcare cyberattack, and a customer bankruptcy on our business, our ability to deploy new business as planned, our ability to successfully implement new technologies, our ability to complete or integrate acquisitions as planned and to realize the expected benefits from acquisitions, including the acquisition of Acclara, the expected outcome or impact of pending or threatened litigation, and expected market growth. Such forward-looking statements are based on management’s current expectations about future events as of the date hereof and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Subsequent events and developments, including actual results or changes in our assumptions, may cause our views to change. We do not undertake to update our forward-looking statements except to the extent required by applicable law. Readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements included herein are expressly qualified in their entirety by these cautionary statements. Our actual results and outcomes could differ materially from those included in these forward-looking statements as a result of various factors, including, but not limited to, the completion of the Transaction on anticipated terms and timing or at all, including obtaining required stockholder and regulatory approvals, and the satisfaction of other conditions to the completion of the Transaction; the risk that disruptions from the Transaction, including the diversion of management’s attention from our ongoing business operations will harm our business, including current plans and operations; our ability to retain and hire key personnel in light of the Transaction; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Transaction; potential litigation relating to the Transaction that could be instituted against us and the members of our Board of Directors, arising out of the Merger, which may delay or prevent the Merger; economic downturns and market conditions beyond our control, including high inflation; the quality of global financial markets; our ability to timely and successfully achieve the anticipated benefits and potential synergies of the acquisitions of Cloudmed and Acclara (each as defined below); our ability to retain existing customers or acquire new customers; the development of markets for our revenue cycle management offering; variability in the lead time of prospective customers; competition within the market; breaches or failures of our or our vendors’ information security measures or unauthorized access to a customer’s data; delayed or unsuccessful implementation of our technologies or services, or unexpected implementation costs; disruptions in or damages to our global business services centers, third-party operated data centers or other services provided by other third-parties; the volatility of our stock price; our substantial indebtedness; and the factors discussed elsewhere in this Quarterly Report on Form 10-Q, and those set forth in Part I, Item 1A of our 2023 Form 10-K and our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

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
Take-Private Merger Agreement
On July 31, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Raven Acquisition Holdings, LLC, a Delaware limited liability company (“Parent”), and Project Raven Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”, and together with Parent, the “Buyer Parties”), providing for, among other things and on the terms and subject to the conditions set forth therein, the merger of Merger Sub with and into the Company (the “Merger”). We will survive the Merger as a wholly owned subsidiary of Parent, our common stock will be de-listed from Nasdaq and we will cease to be a reporting company. Parent will acquire all of our common stock (except for shares owned by us, our subsidiaries, Parent, Merger Sub or TCP-ASC or by stockholders who have properly and validly exercised their statutory rights of appraisal) for $14.30 in cash per share of common stock. Certain of our stockholders may enter into rollover agreements with an affiliate of Parent on mutually agreeable terms pursuant to which such stockholders will contribute shares of our common stock to such affiliate in exchange for equity interests of such affiliate or one of its subsidiaries. Parent and Merger Sub are affiliates of Clayton, Dubilier & Rice, LLC and TowerBrook Capital Partners L.P., which is an affiliate of TCP-ASC.
The consummation of the Merger is subject to customary conditions, including receipt of the affirmative vote of the holders of a majority of all of the outstanding shares of our common stock to adopt the Merger Agreement, expiration of waiting periods (and any extensions thereof), if any, applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other specified regulatory approvals and other customary closing conditions.
We agreed to pay Parent $250.0 million in cash upon the termination of the Merger Agreement under certain circumstances and Parent agreed to pay us $550.0 million in cash upon the termination of the Merger Agreement under certain other circumstances.
Subject to the satisfaction (or, if applicable, waiver) of such conditions, the Merger is expected to close by the end of the year.

There is no guarantee that the Merger will be consummated in the timing that we currently anticipate or at all. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or whether another uncertainty may arise. We are subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for superior proposals.
Change Healthcare Cyberattack
On February 21, 2024, Change Healthcare, a subsidiary of UnitedHealth Group, was the target of a cyberattack that required it to take offline its computer systems that handle electronic payments and insurance claims. Change Healthcare is the largest clearinghouse for medical claims in the U.S. and this event has caused significant delays and disruptions in payments to hospitals, physicians, pharmacists, and other health care providers across the country. In response to the cyberattack, we transitioned customers who were impacted to alternative clearinghouses to submit, edit, and release claims to payers to address the backlog. Once the impacted Change Healthcare systems came back online, we engaged a third-party security assessor to conduct a cybersecurity risk assessment of Change Healthcare and a review of Change Healthcare’s security reports and corresponding controls, including as related to the continuous security of our systems. Based on these reviews and assessments, we approved reestablished connections while continuing to monitor the cyber threat environment.
As of June 30, 2024, all customer claims with processing issues related to the Change Healthcare outage were remediated through the transition to alternative clearinghouses or restored connection to the vendor following the successful completion of security assessments. We also implemented technology and automation solutions to help mitigate issues surrounding both near-term and longer-term issues for claims submissions, processing, and, ultimately, cash collections.
In anticipation of potential customer payment delays and to mitigate impacts to our working capital related to this cyberattack, we proactively borrowed $75.0 million under the Senior Revolver on April 3, 2024, which was repaid during the current quarter ending June 30, 2024. There have been no additional borrowings under our Senior Revolver related to this matter.
Ascension Cyberattack
On May 8, 2024, Ascension Health was the target of a cyberattack that disrupted their clinical operations and affected their electronic health records systems as well as processes used to order certain tests, procedures, and medications. In response, we immediately disconnected from Ascension systems and reviewed our systems. Ascension medical staff and R1 team members implemented downtime procedures for operational delivery to Ascension, including manual and paper-based processes. We have not found any evidence that our systems or data were compromised, and we continue to monitor.
We conducted a cybersecurity risk assessment of Ascension and engaged a third-party security assessor to review Ascension’s security reports and corresponding controls. Based on these reviews and assessments, we reestablished connections while continuing to monitor the cyber threat environment. We worked with Ascension to reinstate impacted services based on the indication in third party security assessments that it was safe to do so. On June 14, 2024, Ascension announced the restoration of their electronic health records systems and vendors were able to begin reconnecting services. We continue to support Ascension in the recovery of its revenue cycle processes and working through the backlog of records incurred during the outage.

The impact to our revenue related to the cyberattacks is being evaluated under the Amended and Restated Master Professional Services Agreement (the “MPSA”). Given the cyberattacks impacted the ability to obtain data needed for our incentive fee calculations, we reached an agreement with Ascension regarding the measurement of operating metrics used to determine incentive fee revenue for the six months ended June 30, 2024, as permitted under the MPSA in certain circumstances that impact the economics of one or more of the parties or frustrates the ability of a party to perform its obligations under the MPSA, through no fault of its own. The parties agreed, among other things, to use performance scores achieved by the Company prior to the cyberattacks and substitute cash deposits for cash postings for May and June 2024. This modification resulted in the recognition of incentive fee revenue that is less than, but more consistent with, prior periods. There has been no delay in payment of fees and no extended payment terms granted. Future adjustments to 2024 incentive fee revenue will continue to be evaluated under the MPSA. We are currently evaluating the impact on net operating fees for the remainder of 2024 related to the potential lost volume during the outage.
For the three and six months ended June 30, 2024, the impact from the Change Healthcare outage and the outage caused by the Ascension cyberattack to our revenue was approximately $4.3 million and $13.8 million, respectively, which primarily reflects lower incentive fee revenue due to the effect on key performance metrics and lower modular and other fees revenue. Additional revenue impacts related to collection timing and claim inflow volumes for modular service customers are expected to affect our overall performance in 2024. We also expect these events to create a shift in timing of net operating fees recognized between the third and fourth quarters of 2024 for the Change Healthcare cyberattack and between the fourth quarter of 2024 and into 2025 for the Ascension cyberattack.
During the three months ended June 30, 2024, costs of approximately $3.8 million were incurred related to contract labor, interim hiring, other third party expenses, and additional compensation to employees dedicated to supporting ongoing operations during the outages and remediation efforts. We anticipate additional expenses in the remainder of 2024 to address the impacted claims volume resulting from the disruption. We have filed notices with our insurance company and intend to pursue recovery of certain costs and lost revenue for both the Change Healthcare cyberattack and the Ascension cyberattack.
Trends and Uncertainties
Revenue cycle is a critical function for healthcare providers as they seek to increase process efficiency and maximize cash collected from payers and patients. Healthcare providers operate their revenue cycle with a combination of labor, software, and services vendors. Third-party vendors offer various solutions including consulting services, software, and other services, including point solutions that cover one or multiple components of the revenue cycle and full outsourcing services, among others. The Centers for Medicare & Medicaid Services (“CMS”) projects hospital care and physician care expenditures in the U.S. to amount to $1.6 trillion and $1.0 trillion in 2024, respectively. We estimate the cost of hospital and physician revenue cycle operations to be approximately 4% to 5% of revenue, resulting in a market size of approximately $115 billion. According to Research and Markets data from Grand View Research, as of June 2023, U.S. revenue cycle management market spend is projected to grow at a compounded annual growth rate of 10.3% through 2030.

Health systems are currently facing challenges in their revenue cycle operations based on several factors including: (1) more complex and clinical outcomes-based reimbursement, (2) industry consolidation amongst hospitals and across the continuum of care, (3) increasing patient responsibility for their medical bills, (4) healthcare labor shortage, and (5) capital constraints to invest in the revenue cycle given financial difficulties and requirements to invest in improving clinical care. We believe these trends provide opportunities for external RCM vendors that will result in growth for the industry and our Company. However, these factors could also result in lower healthcare volumes and extended timelines for customer collections.

In 2024, we have and will continue to work closely with our provider partners to address revenue optimization and workforce management needs more effectively. Such needs continue to impact our provider partners’ performance because of changes to payer timeframes, increased coding complexity, regulatory shifts, and macroeconomic pressures. We anticipate incremental improvement over the next several years as normal cycles return following COVID. Similarly, patient volumes have continued to stabilize, and as a result, we believe there will be a constructive environment in the remainder of 2024 for our ability to collect cash on behalf of our customers notwithstanding the potential delays related to the cyberattacks described above. On the modular side, we continue to see a demand for our services in 2024 because of macroeconomic pressures and the same performance-related pressures noted above.

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
On May 6, 2024, a private physician-owned for-profit healthcare network in the United States filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. We provide modular services, including Cloudmed and Acclara solutions, to this customer. During the three months ended March 31, 2024, all revenue recorded for services provided was collected. We did not recognize revenue in April. All outstanding receivables have been fully reserved. In May, we entered into amended agreements with the for-profit healthcare network and continued to provide our services post-petition. During the three months ended June 30, 2024, we have received timely payments for post-petition services.
Acclara Acquisition
On January 17, 2024, we completed the acquisition of the RCM business (“Acclara”) of Providence Health & Services – Washington (“Providence”) and certain of its affiliates (the “Acclara Acquisition”). The purchase price was $786.0 million, subject to adjustments. Concurrently with the closing of the acquisition and as part of the consideration thereof, we issued a warrant to acquire up to 12,192,000 shares of common stock of the Company to Providence. We funded the cash consideration for the Acclara Acquisition and related fees and expenses with cash on hand, borrowings of $80.0 million under our Senior Revolver, and additional borrowings of $575.0 million from our senior secured term loan B facility (such additional borrowings, the “Incremental Term B Loans”). During the three months ended June 30, 2024, we finalized the closing net working capital, which resulted in additional consideration due to the seller of $0.1 million that we expect will be paid in the third quarter of 2024.

CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended June 30,		2024 vs. 2023 Change		Six Months Ended June 30,		2024 vs. 2023 Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(In millions, except percentages)
Consolidated Statements of Operations Data:
Net operating fees	$374.6	$357.8	$16.8	5%	$756.1	$718.8	$37.3	5%
Incentive fees	21.7	30.8	(9.1)	(30)%	37.3	54.4	(17.1)	(31)%
Modular and other fees	231.6	172.1	59.5	35%	438.4	333.1	105.3	32%
Total net services revenue	627.9	560.7	67.2	12%	1,231.8	1,106.3	125.5	11%
Operating expenses:
Cost of services	506.3	445.9	60.4	14%	1,003.9	880.6	123.3	14%
Selling, general and administrative	58.2	62.6	(4.4)	(7)%	122.6	109.6	13.0	12%
Other expenses	34.3	28.3	6.0	21%	68.2	58.5	9.7	17%
Total operating expenses	598.8	536.8	62.0	12%	1,194.7	1,048.7	146.0	14%
Income from operations	29.1	23.9	5.2	22%	37.1	57.6	(20.5)	(36)%
Net interest expense	43.6	32.5	11.1	34%	84.9	63.2	21.7	34%
Loss before income tax benefit	(14.5)	(8.6)	(5.9)	69%	(47.8)	(5.6)	(42.2)	754%
Income tax benefit	(6.9)	(7.6)	0.7	(9)%	(5.1)	(6.2)	1.1	(18)%
Net income (loss)	$(7.6)	$(1.0)	$(6.6)	660%	$(42.7)	$0.6	$(43.3)	n.m.

Adjusted EBITDA (1)	$156.1	$142.9	$13.2	9%	$308.3	$285.1	$23.2	8%

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

	Three Months Ended June 30,		2024 vs. 2023 Change		Six Months Ended June 30,		2024 vs. 2023 Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(In millions, except percentages)
Net income (loss)	$(7.6)	$(1.0)	$(6.6)	660%	$(42.7)	$0.6	$(43.3)	n.m.
Net interest expense	43.6	32.5	11.1	34%	84.9	63.2	21.7	34%
Income tax benefit	(6.9)	(7.6)	0.7	(9)%	(5.1)	(6.2)	1.1	(18)%
Depreciation and amortization expense (1)	81.2	68.8	12.4	18%	159.5	134.8	24.7	18%
Share-based compensation expense (2)	9.8	20.0	(10.2)	(51)%	40.0	30.5	9.5	31%
CoyCo 2 share-based compensation expense (3)	1.7	1.9	(0.2)	(11)%	3.5	3.7	(0.2)	(5)%
Other expenses (4)	34.3	28.3	6.0	21%	68.2	58.5	9.7	17%
Adjusted EBITDA (non-GAAP)	$156.1	$142.9	$13.2	9%	$308.3	$285.1	$23.2	8%

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
(4)Other expenses are incurred in connection with acquisition and integration initiatives, exit activities, strategic and transformation initiatives to improve our business alignment and cost structure, review of strategic alternatives, and stockholder litigation. See Note 9, Other Expenses, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the detail of the amounts included in other expenses.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Net Services Revenue
Net services revenue increased by $67.2 million, or 12%, from $560.7 million for the three months ended June 30, 2023, to $627.9 million for the three months ended June 30, 2024. The increase was primarily driven by the addition of Acclara revenue of $70.5 million of which $23.1 million was reflected in net operating fees and $47.4 million was reflected in modular and other fees. Excluding the impact of Acclara, net operating fees slightly declined primarily due to attrition of physician customers and client facility divestitures offset by low single-digit growth in cash collections. The decrease in incentive fee revenue reflects the impact of the Ascension and Change Healthcare cyberattacks, attrition of physician customers and client facility divestitures. Furthermore, there was also a $3.9 million decrease related to a customer contract modification, entered into after June 30, 2023, that changed the pricing structure from incentive fees to a fixed net operating fee. In addition to the contributions from Acclara, modular and other fees increased by $12.1 million reflecting incremental sales from the expansion of services to existing customers and new customer contracts.
Cost of Services
Cost of services primarily consists of wages and benefits of personnel that perform services for our customers and any related supplies, equipment, or facility costs utilized by these employees, which includes our global shared service centers in India and the Philippines. It also includes cost of services provided to our customers by vendors directly contracted by R1 or assigned to R1 at contract inception. Cost of services increased by $60.4 million, or 14%, from $445.9 million for the three months ended June 30, 2023, to $506.3 million for the three months ended June 30, 2024. The increase was primarily driven by the addition of Acclara’s cost of services, which was approximately $56.5 million. Other drivers include an increase in depreciation and amortization expense of $11.6 million, offset by a reduction in share-based compensation expense of $7.7 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $4.4 million, or 7%, from $62.6 million for the three months ended June 30, 2023, to $58.2 million for the three months ended June 30, 2024. The decrease was primarily driven by a reduction in bad debt expense due to the prior year expense of $11.6 million to fully reserve the outstanding accounts receivable balance of the physician RCM customer that subsequently filed for bankruptcy in the third quarter of 2023. The decrease was partially offset by the addition of Acclara’s selling, general and administrative expenses of $7.6 million.
Other Expenses
Other expenses increased by $6.0 million, or 21%, from $28.3 million for the three months ended June 30, 2023, to $34.3 million for the three months ended June 30, 2024. See Note 9, Other Expenses, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the details of the costs included in this total for the comparative periods.

Income Taxes
The income tax benefit decreased by $0.7 million from an income tax benefit of $7.6 million for the three months ended June 30, 2023 to an income tax benefit of $6.9 million for the three months ended June 30, 2024. Our effective tax rate was approximately 48% and 88% for the three months ended June 30, 2024 and 2023, respectively. The effective tax rate for the three months ended June 30, 2024 was higher than the statutory federal tax rate due to certain non-deductible compensation, transaction costs, and taxes on foreign source income. The effective tax rate for the three months ended June 30, 2023 was higher than the federal statutory tax rate due to state income taxes, certain non-deductible compensation, and taxes on foreign source income.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net Services Revenue
Net services revenue increased by $125.5 million, or 11%, from $1,106.3 million for the six months ended June 30, 2023, to $1,231.8 million for the six months ended June 30, 2024. The increase was primarily driven by the addition of Acclara revenue of $127.6 million of which $42.3 million was reflected in net operating fees and $85.3 million was reflected in modular and other fees. Excluding Acclara, net operating fees were lower due to attrition of physician customers and client facility divestitures, partially offset by low single-digit growth in cash collections. The reduction in incentive fee revenue reflects the impact of the Ascension and Change Healthcare cyberattacks, in addition to the previously mentioned customer attrition and divestitures. Furthermore, there was also a $5.8 million decrease related to a customer contract modification, entered into after June 30, 2023, that changed the pricing structure from incentive fees to a fixed net operating fee.
Cost of Services
Cost of services primarily consists of wages and benefits of personnel that perform services for our customers and any related supplies, equipment, or facility costs utilized by these employees, which includes our global shared service centers in India and the Philippines. It also includes cost of services provided to our customers by vendors directly contracted by R1 or assigned to R1 at contract inception. Cost of services increased by $123.3 million, or 14%, from $880.6 million for the six months ended June 30, 2023, to $1,003.9 million for the six months ended June 30, 2024. The increase was primarily driven by the addition of Acclara’s cost of services, which was approximately $102.9 million. Other drivers include an increase in depreciation and amortization expense of $23.7 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $13.0 million, or 12%, from $109.6 million for the six months ended June 30, 2023, to $122.6 million for the six months ended June 30, 2024. The increase was primarily driven by the addition of Acclara’s selling, general and administrative expenses, which was approximately $14.4 million, and an increase in share-based compensation expense of $5.1 million. These increases were partially offset by a reduction in bad debt expense due to the prior year expense of $11.6 million to fully reserve the outstanding accounts receivable balance of the physician RCM customer that subsequently filed for bankruptcy in the third quarter of 2023.
Other Expenses
Other expenses increased by $9.7 million, or 17%, from $58.5 million for the six months ended June 30, 2023, to $68.2 million for the six months ended June 30, 2024. See Note 9, Other Expenses, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the details of the costs included in this total for the comparative periods.

Income Taxes
Income tax benefit decreased by $1.1 million from an income tax benefit of $6.2 million for the six months ended June 30, 2023, to an income tax benefit of $5.1 million for the six months ended June 30, 2024, primarily due to higher discrete tax expense. Our effective tax rate (including discrete items) was approximately 11% and 111% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate for the six months ended June 30, 2024 was lower than federal statutory tax rate primarily due to tax benefit for the pre-tax loss. The effective tax rate for the six months ended June 30, 2023 was higher than federal statutory tax rate due to state income taxes, non-deductible compensation, and taxes on foreign source income.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity include our cash flows from operations and borrowings under our second amended and restated senior credit agreement (the “Second A&R Credit Agreement”). As of June 30, 2024 and December 31, 2023, we had total available liquidity of $681.8 million and $772.4 million, respectively, reflecting our cash and cash equivalents as well as remaining availability under our senior secured revolving credit facility (the “Senior Revolver”).
Our liquidity is influenced by many factors, including timing of revenue and corresponding cash collections, with such revenue correlated to the ability of our customers to pay and the level of their payment, customer onboarding costs, the amount and timing of investments in strategic initiatives, transaction costs related to business acquisitions, our technology investments, and the use of cash to pay tax withholding obligations upon surrender of shares upon vesting of equity awards. We continue to invest capital in order to achieve our strategic initiatives, successfully integrate acquired companies, and continue to invest in technology to increase the capabilities, scalability, and resiliency of our systems. We plan to continue to deploy resources to strengthen our information technology infrastructure, including automation, in order to drive additional value for our customers.
We expect to continue to invest in our global business services infrastructure and capabilities, including further expansion in the Philippines and India, and selectively pursue acquisitions and/or strategic relationships that will enable us to broaden or further enhance our offerings. New business development remains a priority as we plan to continue to boost our sales and marketing efforts. Additionally, we expect to continue to incur costs associated with implementation and transition costs to onboard new customers.
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
Our material cash requirements include the following contractual and other obligations:

Debt
Our indebtedness increased as a result of the Acclara Acquisition. As of June 30, 2024, we had outstanding debt of $2.3 billion with contractual payments extending through 2029, with $91.0 million payable within 12 months. Future interest payments associated with our debt total $648.9 million, with $183.7 million payable within the next 12 months, based on the floating rates as of June 30, 2024.
Leases
Our significant leasing activity encompasses leases for real estate, including corporate offices, operational facilities, and global business services centers. As of June 30, 2024, we had fixed future lease payments of $130.2 million, with $29.0 million payable within 12 months.
Software Purchase and Services Obligations
Our primary purchase obligations relate to contracts entered into with vendors that supply various software services and products. As of June 30, 2024, we had purchase obligations related to software and service contracts of $176.9 million, with $55.1 million payable within 12 months, most of which will be future operating expense.
Cash Flow Activity
As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $163.0 million and $173.6 million, respectively. Cash flows from operating, investing, and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Net cash provided by operating activities	$83.5	$112.1
Net cash used in investing activities	$(724.8)	$(47.2)
Net cash provided by (used in) financing activities	$631.2	$(52.1)
Cash Flows from Operating Activities
Cash provided by operating activities decreased by $28.6 million from $112.1 million for the six months ended June 30, 2023, to $83.5 million for the six months ended June 30, 2024. Cash provided by operating activities primarily decreased due to a larger cash bonus payout and significantly higher estimated federal and state tax payments in 2024 compared to 2023. In addition, the 2024 operating cash flows include payments of Acclara Acquisition expenses that did not occur in 2023.
Cash Used in Investing Activities
Cash used in investing activities primarily includes our investments in property, equipment and software and our inorganic growth initiatives. Outflows for significant acquisitions have typically been offset by cash inflows from financing activities related to obtaining new debt.
Cash used in investing activities increased by $677.6 million from $47.2 million for the six months ended June 30, 2023, to $724.8 million for the six months ended June 30, 2024. Cash used in investing activities for the six months ended June 30, 2024 includes approximately $662.0 million of cash used for the purchase of Acclara. This change also included a $6.1 million increase in property, equipment and software spend related to our strategic initiatives and capitalization of software for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

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
Cash provided by financing activities increased by $683.3 million from cash used of $52.1 million for the six months ended June 30, 2023, to cash provided of $631.2 million for the six months ended June 30, 2024. For the six months ended June 30, 2024, cash from financing activities included $575.0 million of Incremental Term B Loans (as defined herein), net of discount and issuance costs of $13.5 million, and additional net borrowings of $80.0 million under the Senior Revolver incurred in connection with the Acclara Acquisition compared to $10.0 million of net repayments under the Senior Revolver in 2023. The change also included the refund of inducement dividends of $16.4 million as a result of the stockholder litigation settlement, a $6.6 million decrease in senior secured debt repayments in 2024 compared to 2023, and an $8.9 million decrease in cash required to pay tax withholding obligations for surrendered shares upon vesting of equity awards in 2024 compared to 2023.
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
The Senior Secured Credit Facilities bear interest at a floating rate, which was 7.58% for the Term A Loans and Senior Revolver and 8.33% for the Term B Loans as of June 30, 2024. See Note 7, Derivative Financial Instruments, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion on our interest rate hedging transactions.

As of June 30, 2024, we had drawn $80.0 million and had $518.8 million of remaining availability on our Senior Revolver.

The Second A&R Credit Agreement contains a number of financial and non-financial covenants. We are required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. The Company was in compliance with all of the covenants in the Second A&R Credit Agreement as of June 30, 2024.

See Note 6, Debt, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates due to our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of June 30, 2024, we have hedged $500.0 million of our $2.3 billion outstanding floating rate debt to a fixed rate of 3.01% plus the applicable spread defined in the Second A&R Credit Agreement. The remaining $1.8 billion outstanding is subject to average variable rates of 7.58% for the Term A Loans and Senior Revolver and 8.33% for the Term B Loans as of June 30, 2024. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would have increased or decreased our annual interest expense on the $1.8 billion subject to variable rates by approximately $17.9 million as of June 30, 2024.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee and Philippine peso because a portion of our operating expenses are incurred by our subsidiaries in India and the Philippines and are denominated in Indian rupees and Philippine pesos, respectively. We do not generate significant revenues outside of the United States. For each of the six months ended June 30, 2024 and 2023, 10% and 9% of our expenses were denominated in foreign currencies. As of June 30, 2024 and 2023, we had net assets of $120.3 million and $95.8 million in foreign entities, respectively. Before the impact of our foreign currency hedging activities discussed below, the reduction in earnings from a 10% change in foreign currency spot rates would be $13.1 million and $10.6 million at June 30, 2024 and 2023, respectively.
We have hedge positions that are designated cash flow hedges of certain intercompany charges which have maturities not extending beyond December 31, 2024 and are intended to partially offset the impact of foreign currency movements on future costs relating to our global business service centers. As of June 30, 2024, we also had foreign currency forward contracts designated as fair value hedges with maturities extending no later than July 31, 2024. These contracts typically have a term of one month in order to manage currency risks between the timing of transaction costs and payment. For additional information, see Note 7, Derivative Financial Instruments to our consolidated financial statements included in this Quarterly Report on Form 10-Q. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.
For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of June 30, 2024, it was anticipated that approximately $0.1 million of losses, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months. For designated fair value hedges, gains and losses resulting from changes in fair value are recorded to earnings in the current period. For the three and six months ended June 30, 2024, the Company had recognized $0.1 million and $0.0 million, respectively, of gains in earnings related to foreign currency forward contracts designated as fair value hedges.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $7.0 million as of June 30, 2024.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to the Merger
Uncertainties associated with the Merger could adversely affect our business, operating results, financial condition and the trading price of our common stock.
On July 31, 2024, we entered into the Merger Agreement pursuant to which, if all of the conditions to closing are satisfied or waived, we will become a wholly owned subsidiary of Parent, and our common stock will be delisted from the Nasdaq Global Select Market and we will cease to be a reporting company. The consummation of the Merger is subject to customary conditions as set forth in the Merger Agreement, including, but not limited to, the: (i) affirmative vote of the holders of a majority of all of the outstanding shares of our common stock to adopt the Merger Agreement; (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and approval as required by other specified antitrust laws; and (iii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger. In addition, the obligation of each party to consummate the Merger is conditioned upon the other party’s representations and warranties being true and correct (subject to certain customary materiality exceptions) and the other party having performed in all material respects its covenants, obligations and conditions under the Merger Agreement. The obligation of the buyer parties to consummate the Merger is also subject to the absence of a Company Material Adverse Effect (as defined in the Merger Agreement). Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). In addition, the Merger may fail to close for other reasons.
The pending Merger, and the announcement thereof, as well as any delays in the expected timeframe, could cause disruption in and create uncertainties, which could have an adverse effect on our business, operating results, financial condition and trading price of our common stock, regardless of whether the Merger is completed, and could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe. These risks include, but are not limited to:
•the completion of the Transaction on anticipated terms and timing or at all, including obtaining required stockholder and regulatory approvals, and the satisfaction of other conditions to the completion of the Transaction;
•potential litigation relating to the Transaction that could be instituted against parties involved in the Merger or their respective directors, managers or officers, including the effects of any outcomes related thereto;
•disruptions from the Transaction, including the diversion of management’s attention from our ongoing business operations will harm our business, including current plans and operations;
•our ability to retain and hire key personnel in light of the Transaction;

•potential adverse reactions or changes to business relationships with our vendors, customers and employees resulting from the announcement or completion of the Transaction, including if our customers, vendors, employees or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us while the Merger is pending;
•significant transaction costs, including the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events, and the requirement that we pay a termination fee of $250.0 million if the Merger Agreement is terminated under certain circumstances;
•the occurrence of any event, change or other circumstance that could give rise to the termination of the transaction, including in circumstances requiring us to pay a termination fee or other expenses;
•competitive responses to the transaction, including the possibility that competing offers or acquisition proposals for us will be made;
•being subject to certain restrictions on the conduct of our business, resulting in possibly foregoing certain business opportunities that we might otherwise pursue absent the Merger;
•impacts on the price of our common stock; and
•developments beyond our control, including, but not limited to, developments in macro-economic and industry conditions that may affect the timing or success of the Merger.
Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•the per share consideration is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•the fact that receipt of the all-cash per share consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•the fact that, if the Merger is completed, our stockholders (other than those stockholders that will contribute their shares of common stock pursuant to the Rollover Agreements (as defined in the Merger Agreement)) will not participate in any future growth potential or benefit from any future increase in the value of our company.
Failure to complete the Merger could adversely affect our business and the trading price of our common stock.
The closing of the Merger may not occur on the expected timeline or at all. The Merger Agreement contains customary termination provisions for both us and Parent, and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by us to accept and enter into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement), we will pay Parent a termination fee of $250.0 million. If we are required to pay this termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the Merger, would have a material adverse effect on our operating results and financial condition.

If the Merger Agreement is terminated and the Merger is not consummated, investor confidence could decline; stockholder litigation could be brought against us, our directors and officers; relationships with existing and prospective customers, vendors, investors, lenders and other business partners may be adversely impacted; we may be unable to attract or retain key personnel; our employees could be distracted and their productivity could decline; and profitability may be adversely impacted due to costs incurred in connection with the Merger. We may also experience negative reactions from the financial markets, including a decline in the trading price of our common stock and you may not recover your investment or receive a price for your shares similar to what has been offered pursuant to the Merger. In addition, the trading price of our common stock has in the past and may continue to fluctuate substantially in the event that the Merger is not consummated. Factors affecting the trading price of our common stock may include: fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us; changes in estimates of our financial results or recommendations by securities analysts, if any, who cover our common stock, or failure to meet expectations of such securities analysts; the loss of service agreements with customers; lawsuits filed against us by governmental authorities or stockholders; unfavorable publicity concerning our operations or business practices; investors’ general perception of us; changes in local, regional or national economic conditions; changes in demographic trends; increased labor costs, including healthcare, unemployment insurance, and minimum wage requirements; the entry into, or termination of, material agreements; changes in general economic, industry, regulatory, and market conditions not related to us or our business; the availability of experienced management and hourly-paid employees; issues in operating the company; future sales of our securities, including sales by our significant stockholders; and other potentially negative financial announcements, including delisting of our common stock from The Nasdaq Global Select Market, changes in accounting treatment or restatement of previously reported financial results, delays in our filings with the SEC or failure to maintain effective internal control over financial reporting.
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
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.
Under the Merger Agreement, we are restricted from soliciting alternative acquisition proposals from third parties and providing information to, or participating in discussions or engaging in negotiations with, third parties regarding any alternative acquisition proposals, subject to a customary “fiduciary out” provision. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Merger.
We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.
Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business. We have agreed to limit the conduct of our business to those actions undertaken in the ordinary course of business and to refrain from engaging in certain activities, including but not limited to: amending organizational documents; issuing, selling or delivering securities; incurring debt; mortgaging or pledging assets; entering into, adopting, amending, modifying or terminating any employee plans; settling certain pending or threatened legal proceedings; changing our methods, procedures, principles or practices of financial accounting; resolving, settling, compromising, or abandoning any material tax action; and incurring certain capital expenditures. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement. Such restrictions could prevent us from pursuing certain business opportunities that arise prior to the effective time of the Merger and are outside the ordinary course of business, and could otherwise adversely affect our business and operations prior to completion of the Merger.

Lawsuits may be filed against us and the members of our Board of Directors arising out of the Merger, which may delay or prevent the Merger.
Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our Board of Directors, parties involved in the Merger and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our Board of Directors, parties involved in the Merger or others could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may exacerbate the other risks described herein and adversely affect our business, operating results and financial condition.
Risks Related to Our Cybersecurity and Technology
Disruptions in service, including failure of business continuity plans, or damage to our global business services centers, third-party operated data centers or other services provided by other third-parties, could adversely affect our business.
Our global business services centers and third-party operated data centers are essential to our business. Our operations depend on the availability of our global business service centers and their operating effectiveness in maintaining and protecting our applications, which are located in data centers that are operated and controlled by third parties. In addition, our information technologies and systems, as well as our data centers and global business services centers, are vulnerable to damage or interruption from various causes, including natural disasters, war, acts of terrorism, public health events (including pandemics), power losses, computer systems failures, internet and telecommunications or data network failures, operator error, loss or corruption of data, and other events. We have a global business resiliency program and maintain insurance against fires, floods, other natural disasters, and general business interruptions to mitigate the adverse effects of a disruption, relocation, or change in operating environment at one of our data centers or global business services centers, but the situations we plan for and the amount of insurance coverage we maintain may not be adequate in every case. In addition, the occurrence of any of these events could result in interruptions, delays, or cessations in service to our customers, or in the direct connections we establish between our customers and payers. Any of these events could impair or inhibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers, and adversely affect our financial condition and operating results.
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

Recent cyberattacks affecting our third-party vendors have harmed our business. On February 21, 2024, Change Healthcare, a subsidiary of UnitedHealth Group, was the target of a cyberattack that required it to take offline its computer systems that handle electronic payments and insurance claims. Change Healthcare is the largest clearinghouse for medical claims in the U.S. and this event has caused significant delays and disruptions in payments to hospitals, physicians, pharmacists, and other health care providers across the country. In response to the cyberattack, we transitioned customers who were impacted to alternative clearinghouses to submit, edit, and release claims to payers to address the backlog. We approved reestablished connections while continuing to monitor the cyber threat environment.
On May 8, 2024, Ascension Health was the target of a cyberattack that disrupted their clinical operations and affected their electronic health records systems as well as processes used to order certain tests, procedures, and medications. In response, we immediately disconnected from Ascension systems and reviewed our systems. We have not found any evidence that our systems or data were compromised, and we will continue to monitor.
For the three and six months ended June 30, 2024, we incurred costs and earned lower incentive fee revenue due to the effect on key performance metrics and lower modular and other fees revenue from these cyberattacks. The expected cash flow impacts to our customers may affect their ability to pay our invoices in a timely manner. Additional costs and revenue impacts are expected to affect our overall performance in 2024.
See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (1)
April 1, 2024 through April 30, 2024	—	$—	—	$453.2
May 1, 2024 through May 31, 2024	—	—	—	453.2
June 1, 2024 through June 30, 2024	—	—	—	453.2

(1)	On October 22, 2021, the Board adopted a repurchase program and authorized the repurchase of up to $200.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2021 Repurchase Program”). On January 9, 2022, the Board increased the authorization under the 2021 Repurchase Program to an aggregate amount of up to $500.0 million. The average price paid per share of common stock repurchased under the 2021 Repurchase Program is the execution price, including commissions paid to brokers. The timing and amount of any shares repurchased under the 2021 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2021 Repurchase Program may be suspended or discontinued at any time.

Item 5.	Other Information
Insider Trading Arrangements
During the quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6.	Exhibits

The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:

(a)

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of July 31, 2024, by and among R1 RCM Inc., Raven Acquisition Holdings, LLC and Project Raven Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-41428) filed on August 1, 2024)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K (File No. 001-41428) filed on June 21, 2022)
10.1	R1 RCM Inc. Fifth Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41428) filed on May 22, 2024)
10.2
Voting Agreement, dated as of July 31, 2024, by and between the Company and TCP-ASC ACHI Series LLLP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41428) filed on August 1, 2024)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R1 RCM INC.

By:	/s/ Lee Rivas
Lee Rivas
Chief Executive Officer

By:	/s/ Jennifer Williams
Jennifer Williams
Chief Financial Officer and Treasurer
Date: August 7, 2024