Form 10-Q
period 2024-09-30
R1 RCM Inc. /DE
filed 2024-11-05
CIK 1910851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of November 1, 2024, the registrant had 422,394,189 shares of common stock, par value $0.01 per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

R1 RCM Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	(Unaudited)
	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$167.3	$173.6
Accounts receivable, net of $27.7 million and $48.2 million allowance as of September 30, 2024 and December 31, 2023, respectively	317.6	243.3
Accounts receivable - related party, net of $0.1 million allowance as of September 30, 2024 and December 31, 2023	38.4	26.1
Current portion of contract assets, net	100.8	94.4
Prepaid expenses and other current assets	144.8	95.9
Total current assets	768.9	633.3
Property, equipment and software, net	209.3	173.7
Operating lease right-of-use assets	71.8	62.5
Non-current portion of contract assets, net	43.3	37.7
Non-current portion of deferred contract costs	34.3	30.4
Intangible assets, net	1,508.8	1,310.7
Goodwill	3,045.6	2,629.4
Deferred tax assets	10.8	10.9
Other assets	56.5	71.6
Total assets	$5,749.3	$4,960.2
Liabilities
Current liabilities:
Accounts payable	$34.4	$22.7
Current portion of customer liabilities	55.0	39.8
Current portion of customer liabilities - related party	5.3	5.2
Accrued compensation and benefits	152.3	126.3
Current portion of operating lease liabilities	22.7	19.3
Current portion of long-term debt	72.8	67.0
Accrued expenses and other current liabilities	87.1	65.9
Total current liabilities	429.6	346.2
Non-current portion of customer liabilities	1.9	2.7
Non-current portion of customer liabilities - related party	10.4	11.8
Non-current portion of operating lease liabilities	82.2	77.8
Long-term debt	2,136.7	1,570.5
Deferred tax liabilities	243.5	176.6
Other non-current liabilities	33.9	23.2
Total liabilities	2,938.2	2,208.8

Stockholders’ equity:
Common stock, $0.01 par value, 750,000,000 shares authorized, 448,087,269 shares issued and 422,116,481 shares outstanding at September 30, 2024; 750,000,000 shares authorized, 445,436,482 shares issued and 420,201,507 shares outstanding at December 31, 2023	4.5	4.5
Additional paid-in capital	3,334.7	3,197.4
Accumulated deficit	(199.3)	(136.7)
Accumulated other comprehensive loss	(11.3)	(5.9)
Treasury stock, at cost, 25,970,788 shares as of September 30, 2024; 25,234,975 shares as of December 31, 2023	(317.5)	(307.9)
Total stockholders’ equity	2,811.1	2,751.4
Total liabilities and stockholders’ equity	$5,749.3	$4,960.2
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net services revenue ($199.8 million and $640.8 million for the three and nine months ended September 30, 2024 and $227.3 million and $660.4 million for the three and nine months ended September 30, 2023 from related party)	$656.8	$572.8	$1,888.6	$1,679.1
Operating expenses:
Cost of services	545.5	447.5	1,549.4	1,328.1
Selling, general and administrative	62.3	54.7	184.9	164.3
Other expenses	33.2	29.4	101.4	87.9
Total operating expenses	641.0	531.6	1,835.7	1,580.3
Income from operations	15.8	41.2	52.9	98.8
Net interest expense	43.2	32.1	128.1	95.3
Income (loss) before income tax provision (benefit)	(27.4)	9.1	(75.2)	3.5
Income tax provision (benefit)	(7.5)	7.8	(12.6)	1.6
Net income (loss)	$(19.9)	$1.3	$(62.6)	$1.9
Net income (loss) per common share:
Basic	$(0.05)	$—	$(0.15)	$—
Diluted	$(0.05)	$—	$(0.15)	$—
Weighted average shares used in calculating net income (loss) per common share:
Basic	422,101,172	419,008,998	421,289,787	418,299,910
Diluted	422,101,172	456,364,024	421,289,787	454,837,597
Consolidated statements of comprehensive income (loss)
Net income (loss)	$(19.9)	$1.3	$(62.6)	$1.9
Other comprehensive income (loss):
Net change on derivatives designated as cash flow hedges, net of tax	(4.1)	(0.8)	(4.5)	2.4
Foreign currency translation adjustments	(0.2)	(1.3)	(0.9)	(0.7)
Total other comprehensive income (loss), net of tax	$(4.3)	$(2.1)	$(5.4)	$1.7
Comprehensive income (loss)	$(24.2)	$(0.8)	$(68.0)	$3.6
See accompanying notes to consolidated financial statements.

R1 RCM Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In millions, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	445,436,482	$4.5	(25,234,975)	$(307.9)	$3,197.4	$(136.7)	$(5.9)	$2,751.4
Share-based compensation expense	—	—	—	—	30.6	—	—	30.6
CoyCo 2 share-based compensation expense	—	—	—	—	1.8	—	—	1.8
Issuance of common stock related to share-based compensation plans	517,734	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	59.8	—	—	59.8
Exercise of vested stock options	189,490	—	—	—	0.6	—	—	0.6
Acquisition of treasury stock related to share-based compensation plans	—	—	(179,040)	(2.6)	—	—	—	(2.6)
Refund of inducement dividend (see Note 12)	—	—	—	—	16.4	—	—	16.4
Net change on derivatives designated as cash flow hedges, net of tax of $0.3 million	—	—	—	—	—	—	1.1	1.1
Foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)
Net loss	—	—	—	—	—	(35.1)	—	(35.1)
Balance at March 31, 2024	446,143,706	$4.5	(25,414,015)	$(310.5)	$3,306.6	$(171.8)	$(5.2)	$2,823.6
Share-based compensation expense	—	—	—	—	9.7	—	—	9.7
CoyCo 2 share-based compensation expense	—	—	—	—	1.7	—	—	1.7
Issuance of common stock related to share-based compensation plans	1,358,019	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	(0.4)	—	—	(0.4)
Exercise of vested stock options	258,503	—	—	—	0.7	—	—	0.7
Acquisition of treasury stock related to share-based compensation plans	—	—	(452,146)	(5.7)	—	—	—	(5.7)
Net change on derivatives designated as cash flow hedges, net of tax of $(0.4) million	—	—	—	—	—	—	(1.5)	(1.5)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.3)	(0.3)
Net loss	—	—	—	—	—	(7.6)	—	(7.6)
Balance at June 30, 2024	447,760,228	$4.5	(25,866,161)	$(316.2)	$3,318.3	$(179.4)	$(7.0)	$2,820.2
Share-based compensation expense	—	—	—	—	7.0	—	—	7.0
CoyCo 2 share-based compensation expense	—	—	—	—	9.2	—	—	9.2
Issuance of common stock related to share-based compensation plans	288,920	—	—	—	—	—	—	—
Exercise of vested stock options	38,121	—	—	—	0.2	—	—	0.2
Acquisition of treasury stock related to share-based compensation plans	—	—	(104,627)	(1.3)	—	—	—	(1.3)
Net change on derivatives designated as cash flow hedges, net of tax of $(1.4) million	—	—	—	—	—	—	(4.1)	(4.1)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.2)	(0.2)
Net loss	—	—	—	—	—	(19.9)	—	(19.9)
Balance at September 30, 2024	448,087,269	$4.5	(25,970,788)	$(317.5)	$3,334.7	$(199.3)	$(11.3)	$2,811.1
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

R1 RCM Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income (loss)	$(62.6)	$1.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	242.7	205.6
Amortization of debt issuance costs	5.7	4.3
Share-based compensation	46.8	48.9
CoyCo 2 share-based compensation	12.7	5.4
Loss on disposal and right-of-use asset write-downs	0.6	10.3
Provision for credit losses	3.0	24.1
Deferred income taxes	(13.9)	(1.5)
Non-cash lease expense	10.2	8.7
Other	4.7	3.6
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(41.9)	(36.7)
Contract assets	(11.8)	(10.0)
Prepaid expenses and other assets	(44.6)	(22.0)
Accounts payable	5.8	(15.0)
Accrued compensation and benefits	4.0	12.0
Lease liabilities	(16.3)	(13.4)
Other liabilities	5.6	12.9
Customer liabilities and customer liabilities - related party	21.9	(17.8)
Net cash provided by operating activities	172.6	221.3
Investing activities
Purchases of property, equipment, and software	(83.6)	(81.1)
Acquisition of Acclara, net of cash acquired	(662.0)	—
Other	(7.1)	5.5
Net cash used in investing activities	(752.7)	(75.6)
Financing activities
Issuance of senior secured debt, net of discount and issuance costs	561.5	—
Borrowings on revolver	155.0	30.0
Repayment of senior secured debt	(54.6)	(37.1)
Repayments on revolver	(95.0)	(70.0)
Refund of inducement dividend	16.4	—
Payment of equity issuance costs	(0.4)	—
Exercise of vested stock options	1.4	1.3
Shares withheld for taxes	(9.7)	(20.0)
Other	(0.3)	5.3
Net cash provided by (used in) financing activities	574.3	(90.5)
Effect of exchange rate changes in cash, cash equivalents and restricted cash	(0.5)	(0.4)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6.3)	54.8
Cash, cash equivalents and restricted cash, at beginning of period	173.6	110.1
Cash, cash equivalents and restricted cash, at end of period	$167.3	$164.9
Supplemental disclosures of cash flow information
Property, equipment and software purchases not paid	$21.2	$20.3
Noncash consideration paid for the acquisition of Acclara	$59.8	$—
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
Acclara Acquisition
On January 17, 2024, the Company completed the acquisition of the revenue cycle management (“RCM”) business (“Acclara”) of Providence Health & Services – Washington (“Providence”) and certain of its affiliates (the “Acclara Acquisition”). Concurrently with the closing of the acquisition and as part of the consideration thereof, the Company issued a warrant to acquire up to 12,192,000 shares of common stock, par value $0.01 per share, at an initial exercise price of $10.52 per share, of the Company to Providence (the “Providence Warrant”). The Company acquired 100% of the equity interests in Acclara. For further details on the total consideration paid, see Note 2, Acquisitions.

The acquisition of Acclara extends the Company’s ability to deploy advanced technology solutions and drive execution to improve customer and patient outcomes. In conjunction with the acquisition, the Company began a 10-year partnership with Providence for comprehensive revenue cycle services that leverage the breadth of integrated technology and services capabilities of both the Company and Acclara.
Take-Private Merger Agreement
On July 31, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Raven Acquisition Holdings, LLC, a Delaware limited liability company (“Parent”), and Project Raven Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”, and together with Parent, the “Buyer Parties”), providing for, among other things and on the terms and subject to the conditions set forth therein, the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). If the Merger is consummated, the Company’s common stock will be de-listed from Nasdaq and de-registered under the Securities Exchange Act of 1934, as amended, as promptly as practicable following the closing of the Merger. Parent and Merger Sub are affiliates of Clayton, Dubilier & Rice, LLC and TowerBrook Capital Partners L.P., which is an affiliate of TCP-ASC ACHI Series LLLP (“TCP-ASC”).
Prior to the closing of the Merger, one or more stockholders of the Company (collectively, the “Rollover Stockholders”) may each enter into a rollover agreement with Raven TopCo, L.P., a Delaware limited partnership and an indirect parent entity of Parent (“Holdings”), or any subsidiary of Holdings that is wholly owned prior to the closing (each, a “Holdings Subsidiary”), on terms mutually agreeable among Parent and the parties to such agreement (collectively, the “Rollover Agreements”), pursuant to which, among other things, each such Rollover Stockholder will, immediately prior to the closing, transfer or contribute a number of shares of common stock of the Company (the “Rollover Shares”) to Holdings or a Holdings subsidiary in exchange for equity interests of Holdings or such Holdings Subsidiary having an equivalent value, on the terms and subject to the conditions set forth in the applicable Rollover Agreement. The holders of the Rollover Shares, if any, will not be entitled to receive the per share consideration described below in respect of the Rollover Shares.

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
On September 13, 2024, the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired. The consummation of the Merger remains subject to the mutual conditions set forth in the Merger Agreement, including, but not limited to, the: (i) affirmative vote of the holders of a majority of all of the outstanding shares of common stock of the Company to adopt the Merger Agreement and (ii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger. In addition, the obligation of each party to consummate the Merger is conditioned upon the other party’s representations and warranties being true and correct (subject to certain customary materiality exceptions) and the other party having performed in all material respects its covenants, obligations and conditions under the Merger Agreement. The obligation of the Buyer Parties to consummate the Merger is also subject to the absence of a Company Material Adverse Effect (as defined in the Merger Agreement).
The Company agreed to pay Parent $250.0 million in cash upon the termination of the Merger Agreement under certain circumstances. Parent agreed to pay the Company $550.0 million in cash upon the termination of the Merger Agreement under certain other circumstances.
Pursuant to the rules adopted by the SEC, the Company prepared and filed with the SEC, a Definitive Proxy Statement and amended Transaction Statement on Schedule 13E-3 (together with the Buyer Parties) on October 16, 2024, containing more information about the Merger Agreement and the Merger. The special meeting of stockholders to adopt the Merger Agreement and related matters is scheduled to be held virtually on November 14, 2024.

Transaction costs incurred related to the Merger have been classified as Other Expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited). See Note 9, Other Expenses, for further details.
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect the Company’s financial position as of September 30, 2024, the results of operations of the Company for the three and nine months ended September 30, 2024 and 2023, and the cash flows of the Company for the nine months ended September 30, 2024 and 2023. These financial statements include the accounts of R1 RCM Inc. and its wholly owned subsidiaries, including Acclara and its subsidiaries since the date of acquisition. All material intercompany amounts have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information, have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2024.
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

(1) Cash consideration includes the repayment of Acclara’s pre-existing credit facility at closing, which was not assumed by the Company. During the three months ended June 30, 2024, the Company finalized the closing net working capital as defined in the purchase agreement, which resulted in additional consideration due to the seller of $0.1 million that was paid in the third quarter of 2024.
(2) The provisional, undiscounted fair value of the Providence Warrant was estimated using the Black-Scholes option pricing model. The warrant is subject to a three-year lock-up period and expires five years from the issuance date.

The Company funded the cash portion of the consideration and associated transaction expenses with a combination of cash on hand and the incurrence of additional indebtedness. See Note 6, Debt.
The purchase price has been provisionally allocated to assets acquired and liabilities assumed based on their estimated fair value as of the acquisition date. The fair value estimates are pending finalization of the valuation of intangible assets and income and non-income related taxes. Accordingly, management considers the balances shown in the following table to be preliminary, and there could be adjustments to the consolidated financial statements, including changes in our amortization expense related to the valuation of intangible assets acquired and their respective useful lives.
The preliminary fair value of assets acquired and liabilities assumed is:

Purchase Price Allocation
Total purchase consideration	$786.1

Allocation of consideration to assets acquired and liabilities assumed:
Cash and cash equivalents	$64.3
Accounts receivable	47.8
Property, equipment and software	6.6
Operating lease right-of-use assets	12.3
Intangible assets	374.0
Goodwill	416.2
Other assets	8.1
Accounts payable	(4.6)
Customer liabilities	(1.2)
Accrued compensation and benefits	(21.8)
Operating lease liabilities	(16.2)
Deferred income tax liabilities	(82.4)
Other liabilities	(17.0)
Net assets acquired	$786.1

The intangible assets preliminarily identified in conjunction with the Acclara Acquisition are as follows:

	Useful Life	Gross Carrying Value
Customer Relationships	12 years	$374.0
The goodwill recognized is primarily attributable to synergies that are expected to be achieved by leveraging the R1 operating model to deliver services to Acclara customers upon integration. None of the goodwill is expected to be deductible for income tax purposes. The change in the carrying amount of goodwill from December 31, 2023 to September 30, 2024 is solely attributable to the goodwill recognized in conjunction with the Acclara Acquisition.
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

Included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 are net services revenue of $71.5 million and $199.1 million and net income before income taxes of $4.9 million and $0.7 million, respectively, related to the operations of Acclara since the acquisition date of January 17, 2024.
Measurement period adjustments
The Company had various measurement period adjustments due to additional information received since the Acclara Acquisition. The significant adjustments included a $1.9 million decrease to taxes payable and a $2.2 million decrease in deferred tax liability related to a revised tax provision estimate. The offset of these adjustments was recorded to goodwill.
Pro Forma Results
The following table summarizes, on a pro forma basis, the combined results of the Company as though the Acclara Acquisition had occurred on January 1, 2023. These pro forma results are not necessarily indicative of the actual consolidated results had the acquisition occurred as of that date or of the future consolidated operating results for any period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net services revenue	$656.8	$646.5	$1,900.4	$1,911.3
Net loss	$(16.7)	$(17.7)	$(35.6)	$(76.5)
Adjustments, net of the income tax effects, that were made to net loss related to (i) depreciation and amortization to reflect the fair value of identified assets acquired, (ii) share-based compensation expense for awards replaced in connection with the acquisition, (iii) paying off Acclara’s debt and incurrence of debt by the Company, (iv) the timing of acquisition-related costs, and (v) accounting policy alignment.
3. Intangible Assets
The following table provides the gross carrying value and accumulated amortization for each major class of definite-lived intangible assets at September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$791.9	$(101.1)	$690.8	$417.9	$(60.5)	$357.4
Technology	1,238.8	(424.3)	814.5	1,238.8	(299.5)	939.3
Trade name	23.5	(20.0)	3.5	23.5	(9.5)	14.0
Total intangible assets	$2,054.2	$(545.4)	$1,508.8	$1,680.2	$(369.5)	$1,310.7

The fair value of the identifiable intangible assets was determined in the period of their acquisition utilizing an income approach to derive the present value of future cash flows from developed technology, customer relationships, and trade name.
Intangible asset amortization expense was $58.6 million and $175.9 million for the three and nine months ended September 30, 2024, respectively, and $50.4 million and $151.7 million for the three and nine months ended September 30, 2023, respectively. Amortization expense for intangible assets is included in cost of services on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has no indefinite-lived intangible assets.

Estimated annual amortization expense related to intangible assets with definite lives as of September 30, 2024 is as follows:

Remainder of 2024	$58.6
2025	220.0
2026	219.4
2027	219.4
2028	219.3
2029	141.8
Thereafter	430.3
Total	$1,508.8
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

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net operating fees	$413.0	$368.0	$1,169.1	$1,086.8
Incentive fees	22.4	30.1	59.7	84.5
Modular and other fees (1)	221.4	174.7	659.8	507.8
Net services revenue	$656.8	$572.8	$1,888.6	$1,679.1

(1) Modular and other fees is comprised of service fees related to solutions focused on revenue recovery, clinical integrity, revenue optimization, and regulatory navigation as well as functional outsourcing solutions focused on driving revenue cycle improvements.

Contract Balances

The following table provides information about contract assets, net and contract liabilities from contracts with customers:

	September 30, 2024	December 31, 2023
Contract assets, net
Current	$100.8	$94.4
Non-current	43.3	37.7
Total contract assets, net	$144.1	$132.1

Contract liabilities
Current (1)	$12.1	$9.1
Non-current (2)	12.3	14.5
Total contract liabilities	$24.4	$23.6

(1) Current contract liabilities include $2.2 million and $2.4 million classified in the current portion of customer liabilities - related party as of September 30, 2024 and December 31, 2023, respectively.
(2) Non-current contract liabilities include $10.4 million and $11.8 million classified in the non-current portion of customer liabilities - related party as of September 30, 2024 and December 31, 2023, respectively.

Significant changes in the carrying amount of contract assets, net for the nine months ended September 30, 2024 were as follows:

Contract Assets, net
Balance as of December 31, 2023	$132.1
Revenue recognized	299.6
Amounts transferred to Accounts receivable, net	(287.1)
Write-offs (1)	(0.5)
Balance as of September 30, 2024	$144.1

(1) During the three months ended March 31, 2024, the Company wrote off the contract asset balance related to a private physician-owned for-profit healthcare network in the United States, who filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on May 6, 2024.

Contract Liabilities
Balance as of December 31, 2023	$(23.6)
Advanced billings as of January 1, 2024 (1)	(69.6)
Advanced billings recognized	69.6
Additions	(12.6)
Revenue recognized (2)	11.8
Balance as of September 30, 2024	$(24.4)

(1) The Company records advanced billings to contract liabilities and accounts receivable on the first day of the respective service period, which billings are earned during the quarter.
(2) Revenue recognized includes $1.7 million and $6.7 million of revenue recognition for the three and nine months ended September 30, 2024, respectively, relating to the contract liabilities balance at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The estimated revenue does not include amounts of variable consideration that are constrained.

	Net operating fees	Incentive fees
Remainder of 2024	$36.8	$14.4
2025	78.2	24.5
2026	51.7	—
2027	13.4	—
2028	5.6	—
2029	1.9	—
Thereafter	2.5	—
Total	$190.1	$38.9

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

	September 30, 2024	December 31, 2023
Billed receivables	$268.1	$218.5
Unbilled receivables	115.7	99.2
Allowance for credit losses	(27.8)	(48.3)
Total accounts receivable, net (1)	$356.0	$269.4
(1) Includes $38.4 million and $26.1 million for accounts receivable - related party, net as of September 30, 2024, and December 31, 2023, respectively.
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
Changes in the allowance for credit losses on a consolidated basis related to accounts receivable are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$26.6	$31.6	$48.3	$15.2
Provision (recoveries) (1)	1.4	7.5	3.2	24.1
Write-offs (2)	(0.2)	(0.9)	(23.7)	(1.1)
Ending balance	$27.8	$38.2	$27.8	$38.2
(1) During the nine months ended September 30, 2023, the Company increased the allowance for credit losses by $11.6 million to fully reserve the outstanding accounts receivable exposure for the physician RCM customer that ceased operations and is in the process of liquidation pursuant to a Chapter 11 plan approved by the bankruptcy court in March 2024.
(2) During the nine months ended September 30, 2024, the Company had $23.7 million in write-offs, which primarily related to the balance previously fully reserved in 2023 of the physician RCM customer that ceased operations in the third quarter of 2023 and is in the process of liquidation pursuant to a Chapter 11 plan approved by the bankruptcy court in March 2024.

6. Debt

The carrying amounts of debt consist of the following:

	September 30, 2024	December 31, 2023
Senior Revolver (1)	$60.0	$—
Term A Loans	1,116.0	1,162.5
Term B Loans	1,060.6	493.8
Unamortized discount and issuance costs	(27.1)	(18.8)
Total debt	2,209.5	1,637.5
Less: Current maturities	(72.8)	(67.0)
Total long-term debt	$2,136.7	$1,570.5

(1) As of September 30, 2024, the Company had $60.0 million in borrowings outstanding, $1.4 million letters of credit outstanding, and $538.6 million of availability under the $600.0 million senior secured revolving credit facility (“Senior Revolver”).
Second Amendment to the Second A&R Credit Agreement
In conjunction with the closing of the Acclara Acquisition, the Company entered into Amendment No. 2 (the “Second Amendment”) to the second amended and restated credit agreement (the “Second A&R Credit Agreement”) executed on June 21, 2022. For further details on the Second A&R Credit Agreement, see Note 10 of the audited consolidated financial statements included in the Company’s 2023 Form 10-K. Pursuant to the Second Amendment, among certain other amendments, the lenders named in the Second Amendment agreed, severally and not jointly, to extend additional borrowings in the form of Term B Loans (the “Incremental Term B Loans” and together with the then existing senior secured term B loan, the “Term B Loans”) to the Company in an aggregate principal amount equal to $575.0 million. The Company used the proceeds of the Incremental Term B Loans, together with cash on hand and borrowings of $80.0 million under the Senior Revolver, to finance (i) the cash consideration for the Acclara Acquisition and (ii) fees and costs incurred in connection with the acquisition and related transactions. In conjunction with entering into the Second Amendment, the Company incurred $10.6 million and capitalized $5.7 million of debt issuance costs.
The initial senior secured term A loan (the “Existing Term A Loan”) and Senior Revolver mature on July 1, 2026, the incremental senior secured term A loan (together with the Existing Term A Loan, the “Term A Loans”) matures on June 21, 2027, and the Term B Loans mature on June 21, 2029.
The variable interest rate as of September 30, 2024 was 7.10% for the Term A Loans and Senior Revolver and 7.85% for the Term B Loans.
The Second A&R Credit Agreement contains a number of financial and non-financial covenants. The Company was in compliance with all of the covenants in the Second A&R Credit Agreement as of September 30, 2024. The obligations under the Second A&R Credit Agreement are secured by a pledge of 100% of the capital stock of certain domestic subsidiaries owned by the Company and a security interest in substantially all of the Company’s tangible and intangible assets and the tangible and intangible assets of certain domestic subsidiaries.

Debt Maturities

Scheduled maturities of the Company’s long-term debt are summarized as follows:

Scheduled Maturities
Remainder of 2024	$18.1
2025	72.8
2026	684.1
2027	436.1
2028	10.8
2029	1,014.7
Total	$2,236.6
7. Derivative Financial Instruments

The Company utilizes cash flow hedges to manage its currency risk arising from its global business services centers. As of September 30, 2024, the Company had recorded $0.2 million of unrealized gains in accumulated other comprehensive loss related to foreign currency hedges. The Company estimates that $0.2 million of gains reported in accumulated other comprehensive loss are expected to be reclassified into cost of services within the next 12 months.

The net gains reclassified into cost of services were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2024	2023	2024	2023
$—	$0.5	$0.1	$1.3

As of September 30, 2024, the Company’s foreign currency forward contracts designated as cash flow hedges had maturities extending no later than December 31, 2024, and had a total notional value of $53.2 million.

The Company also utilizes cash flow hedges to reduce variability in interest cash flows from its outstanding debt. As of September 30, 2024, the Company had recorded $3.8 million of unrealized gains in accumulated other comprehensive loss related to interest rate swaps. The Company estimates that $3.8 million of gains reported in accumulated other comprehensive loss are expected to be reclassified into earnings within the next 12 months.

The net gains reclassified into interest expense were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2024	2023	2024	2023
$3.0	$2.8	$8.9	$7.2

As of September 30, 2024, the Company’s interest rate swaps extended no later than June 30, 2025, and had a total notional value of $500.0 million.

The Company also utilizes fair value hedges to manage its currency risk arising from its global business services centers. These contracts typically have a term of one month in order to manage currency risks between the timing of transaction costs and payment. For the three and nine months ended September 30, 2024, respectively, the Company had recognized $0.1 million and $0.1 million of gains in earnings related to foreign currency forward contracts designated as fair value hedges. The Company had no outstanding fair value hedges as of September 30, 2024. The fair value of derivative instruments designated as fair value hedges was $0.0 million of unrealized gains as of December 31, 2023.
The classification of the fair value of derivative instruments designated as hedges within the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Foreign currency forward contracts
Prepaid expenses and other current assets	$0.2	$0.5
Other accrued expenses	—	—
Total foreign currency forward contracts	$0.2	$0.5

Interest rate swaps
Prepaid expenses and other current assets	$3.8	$8.7
Other assets	—	0.9
Total interest rate swaps	$3.8	$9.6

As of September 30, 2024 and December 31, 2023, respectively, the accumulated gain, net of tax, recognized in accumulated other comprehensive loss was $3.0 million and $7.5 million.
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

8. Share-Based Compensation

The total share-based compensation expense relating to the Company’s stock options, RSUs, and performance-based restricted stock units (“PBRSUs”) that has been included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Share-Based Compensation Expense Allocation Details:
Cost of services	$6.9	$12.4	$30.8	$32.1
Selling, general and administrative	9.1	7.7	28.7	22.2
Total share-based compensation expense (1)	$16.0	$20.1	$59.5	$54.3

Related tax benefits	$1.5	$4.2	$11.1	$11.5

(1) Included in total share-based compensation expense are (i) $9.2 million and $12.7 million, of share-based compensation expense for the three and nine months ended September 30, 2024, respectively, of CoyCo 2, L.P., a shareholder of the Company (“CoyCo 2”), and (ii) $1.7 million and $5.4 million, respectively, of share-based compensation expense of CoyCo 2 for the three and nine months ended September 30, 2023. This expense relates to equity awards held by certain Cloudmed employees that were modified as part of the Company’s acquisition of Revint Holdings, LLC (“Cloudmed”) into awards of CoyCo 2 and were granted for services that benefit the Company’s operations. During the three months ended September 30, 2024, the share-based compensation expense related to these equity awards was accelerated on a prospective basis as a result of the anticipated closing of the Merger.
The Company accounts for forfeitures as they occur. Excess tax benefits and shortfalls for share-based payments are recognized in income tax expense and included in operating activities. The Company recognized the following income tax expense/(benefit) associated with vesting and exercises of equity awards:

Three Months Ended September 30,		Nine Months Ended September 30,
2024	2023	2024	2023
$0.4	$(0.1)	$1.1	$(1.3)
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
Stock options
A summary of the activity relating to stock options during the nine months ended September 30, 2024 is shown below:

	Options	Weighted- Average Exercise Price
Outstanding at December 31, 2023	2,647,202	$3.41
Exercised	(486,114)	2.95
Outstanding at September 30, 2024	2,161,088	$3.52
Outstanding, vested and exercisable at September 30, 2024	2,161,088	$3.52
Outstanding, vested and exercisable at December 31, 2023	2,647,202	$3.41

Restricted stock units and performance-based restricted stock units
A summary of the activity relating to RSUs and PBRSUs during the nine months ended September 30, 2024 is shown below:

			Weighted- Average Grant Date Fair Value
	RSUs	PBRSUs	RSU	PBRSU
Outstanding and unvested at December 31, 2023	3,330,236	6,128,821	$17.66	$19.36
Granted	4,000,127	1,529,657	11.09	12.59
Vested	(1,701,746)	(462,927)	15.12	26.65
Forfeited	(534,436)	(485,770)	13.55	17.95
Outstanding and unvested at September 30, 2024	5,094,181	6,709,781	$13.78	$17.42

Shares surrendered for taxes for the nine months ended September 30, 2024	573,263	162,550
Cost of shares surrendered for taxes for the nine months ended September 30, 2024 (in millions)	$7.2	$2.4
Shares surrendered for taxes for the nine months ended September 30, 2023	381,066	903,658
Cost of shares surrendered for taxes for the nine months ended September 30, 2023 (in millions)	$6.2	$13.1
RSUs granted during the nine months ended September 30, 2024, include an aggregate 1,983,791 RSUs of the Company that were issued upon consummation of the Acclara Acquisition to replace outstanding unvested options of Acclara.

The Company’s RSU and PBRSU agreements allow employees to surrender to the Company shares of common stock upon vesting of their RSUs and PBRSUs in lieu of their payment of the required personal employment-related taxes. Shares surrendered for payment of personal employment-related taxes are held in treasury.

Outstanding PBRSUs vest upon satisfaction of both time-based and performance-based conditions. Depending on the award, performance condition targets may include cumulative adjusted EBITDA, end-to-end RCM agreement growth, modular sales revenue, or other specific performance factors. Depending on the percentage level at which the performance-based conditions are satisfied, the number of shares vesting could be between 0% and 200% of the number of PBRSUs originally granted. Based on the established targets, the maximum number of shares that could vest for all outstanding PBRSUs is 13,419,562.
9. Other Expenses

Other expenses are incurred in connection with acquisition and integration initiatives, exit activities, strategic and transformation initiatives to improve our business alignment and cost structure, review of strategic alternatives, stockholder litigation, and for the three months ended September 30, 2024, costs related to the proposed Merger. The following table summarizes the other expenses recognized for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Business acquisition costs (1)	$—	$1.4	$15.1	$3.5
Integration costs (2)	4.4	6.1	27.1	30.0
Technology transformation (3)	2.8	4.5	20.9	11.8
Strategic initiatives (4)	—	13.0	0.5	23.8
Facility-related charges (5)	1.8	7.2	4.9	15.7
Other (6)	24.2	(2.8)	32.9	3.1
Total other expenses	$33.2	$29.4	$101.4	$87.9
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
(3) Costs relate to projects underway to create a new platform that consolidates the Cloudmed and R1 customer solutions and migrates them to a cloud environment to reduce onboarding costs and accelerate the delivery of value to the Company’s customers. These projects are expected to be completed in 2025. Certain project costs incurred qualify for capitalization and have been recorded on the Consolidated Balance Sheet. For the nine months ended September 30, 2024, costs include a $6.3 million one-time vendor termination fee to migrate to the cloud.
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
(6) For the three and nine months ended September 30, 2024, costs primarily related to legal and other advisor fees associated with the strategic alternatives review conducted by a special committee formed by the Board of Directors on March 11, 2024, which concluded with the Board of Directors’ approval of the Merger Agreement on July 31, 2024. See Note 1, Business Description and Basis of Presentation, for further details regarding the Merger Agreement. During the three months ended September 30, 2024, the Company incurred professional service fees and other expenses related to the proposed Merger. For the three and nine months ended September 30, 2023, costs include net insurance reimbursements and net expenses, respectively, related to the Company’s stockholder litigation. For further details regarding the Company’s stockholder litigation, see Note 18, Commitments and Contingencies, to the consolidated financial statements included in the 2023 Form 10-K.

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

The Company recognized income tax benefit for the three and nine months ended September 30, 2024 on the year-to-date pre-tax loss. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions for foreign taxes, state taxes, non-deductible expenses, and discrete items.

The Company recognized income tax expense for the three and nine months ended September 30, 2023 on the year-to-date pre-tax income. The deviation from the federal statutory tax rate of 21% is primarily attributable to recognizing the provisions for foreign taxes, state taxes, non-deductible expenses, and discrete items.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. U.S. federal income tax returns since 2021 are currently open for examination. State jurisdictions vary for open tax years. The statute of limitations for most states ranges from three to six years. Certain income tax returns since fiscal year 2009 for the Company’s India subsidiaries are currently open for final determination. The Company’s Philippines subsidiary is currently under audit for the tax period ended on December 31, 2022.

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
Basic and diluted net income (loss) per common share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(19.9)	$1.3	$(62.6)	$1.9
Basic weighted-average common shares	422,101,172	419,008,998	421,289,787	418,299,910
Add: Effect of dilutive equity awards	—	4,345,149	—	4,234,933
Add: Effect of dilutive warrants	—	33,009,877	—	32,302,754
Diluted weighted average common shares	422,101,172	456,364,024	421,289,787	454,837,597
Net income (loss) per common share (basic)	$(0.05)	$—	$(0.15)	$—
Net income (loss) per common share (diluted)	$(0.05)	$—	$(0.15)	$—

Because of their anti-dilutive effect, 20,674,831 and 20,674,831 common share equivalents comprised of stock options, PBRSUs, and RSUs have been excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2024, respectively. Additionally, for the three and nine months ended September 30, 2024, TCP-ASC’s, IHC Health Services, Inc.’s (“Intermountain”), and Providence’s exercisable warrants to acquire up to 40.5 million, 1.5 million, and 12.2 million shares, respectively, of the Company’s common stock were excluded from the diluted earnings per share calculation because they were anti-dilutive.
For the three and nine months ended September 30, 2023, 705,982 and 589,077 common share equivalents, respectively, were excluded from the diluted earnings per share calculation because of their anti-dilutive effect.
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
Merger-Related Demand Letters and Complaint
The Company has received demand letters from several purported stockholders relating to books and records requests pursuant to Section 220 of the Delaware General Corporation Law, alleged disclosure deficiencies in the proxy statement related to the Merger, or appraisal pursuant to Section 262 of the Delaware General Corporation Law, and a complaint filed in New York state court alleging negligence against R1, R1’s directors, and other parties to the Merger. No assurances can be made as to the outcome of such demands, complaint, or other future actions.

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
In response to the 2024 cyberattacks that impacted the ability to obtain data needed for base fee and incentive fee calculations, the Company and Ascension agreed to an alternative measurement and calculation approach for these fees as permitted under the Amended and Restated Master Professional Services Agreement (the “MPSA”) in certain circumstances that impact the economics of one or more of the parties or frustrates the ability of a party to perform its obligations under the MPSA, through no fault of its own. For the six months ended June 30, 2024, performance scores achieved by the Company prior to the cyberattacks were used in the determination of incentive fee revenue. In September 2024, the parties agreed to a fixed fee arrangement for incentive fee revenue for Ascension’s fiscal year ending June 30, 2025. The objective of these modifications is for incentive fee revenue to be more consistent with that of the periods before the cyber events occurred. For base fee revenue recognized during the three months ended September 30, 2024, it was agreed that cash deposits would be substituted for cash postings for the period when the system was unavailable. There has been no delay in payment of fees and no extended payment terms granted.
On July 31, 2024, the Company entered into an Agreement and Plan of Merger relating to a take-private transaction, with affiliates of Clayton, Dubilier & Rice, LLC and TowerBrook Capital Partners L.P., which is an affiliate of TCP-ASC. See Note 1, Business Description and Basis of Presentation.
Also on July 31, 2024, TCP-ASC executed a voting agreement (the “Voting Agreement”) in favor of the Company, pursuant to which TCP-ASC agreed, among other things, to (i) vote all of its shares of Company common stock in favor of the approval and adoption of the Merger Agreement and the Merger, and (ii) vote all of its shares of the Company common stock against any proposal made in opposition to the Merger Agreement or the Merger.
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

Customers comprising greater than 10% of net services revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer Name	2024	2023	2024	2023
Ascension and its affiliates	30%	40%	34%	39%
Intermountain Health	10%	11%	10%	11%
The loss of facilities within the Ascension health system or Intermountain Health could have a material adverse impact on the Company’s operations.
As of September 30, 2024 and December 31, 2023, the Company had a concentration of credit risk with Ascension, representing 11% and 10% of accounts receivable, respectively.
15. Supplemental Financial Information
The following table summarizes the allocation of depreciation and amortization expense related to property, equipment and software between cost of services and selling, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of services	$23.1	$20.0	$63.1	$52.9
Selling, general and administrative	0.8	0.4	1.7	1.0
Total depreciation and amortization	$23.9	$20.4	$64.8	$53.9

Finance lease right-of-use assets are included in property, equipment and software, net, and the current and non-current portion of financing lease liabilities are included in accrued expenses and other current liabilities and other non-current liabilities, respectively, on the Consolidated Balance Sheets.
Supplemental cash flow information related to leases are as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$22.0	$19.2
Operating cash flows for finance leases	0.1	—
Financing cash flows for finance leases	0.3	0.2
Right-of-use assets obtained in exchange lease obligations:
Operating leases	20.2	3.8
Finance leases	8.1	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Undue reliance should not be placed on these statements. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “outlook,” “plan,” “predict,” “project,” “see,” “seek,” “target,” “would” and similar expressions or variations or negatives of these words are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements include, among other things, statements about the timing, completion and other effects of the Merger and the transactions contemplated in the Merger Agreement (collectively, the “Transaction”), our strategy, our future operations, our future financial position, our projected costs, our prospects, our plans, challenges faced by health systems and their revenue cycle operations and the role of our business therein, objectives of management, our ability to successfully deliver on our commitments to our customers, impacts of recent cyberattacks, including the Ascension cyberattack and the Change Healthcare cyberattack, and a customer bankruptcy on our business, our ability to deploy new business as planned, our ability to successfully implement new technologies, our ability to complete or integrate acquisitions as planned and to realize the expected benefits from acquisitions, including the acquisition of Acclara, the expected outcome or impact of pending or threatened litigation, and expected market growth. Such forward-looking statements are based on management’s current expectations about future events as of the date hereof and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Subsequent events and developments, including actual results or changes in our assumptions, may cause our views to change. We do not undertake to update our forward-looking statements except to the extent required by applicable law. Readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements included herein are expressly qualified in their entirety by these cautionary statements. Our actual results and outcomes could differ materially from those included in these forward-looking statements as a result of various factors, including, but not limited to, the completion of the Transaction on anticipated terms and timing or at all, including obtaining required stockholder approval, and the satisfaction of other conditions to the completion of the Transaction; the ability of affiliates of Parent to obtain the necessary financing arrangements set forth in the commitment letters received in connection with the Transaction; the risk that disruptions from the Transaction, including the diversion of management’s attention from our ongoing business operations and the previously disclosed expected Chief Executive Officer succession in connection with the Transaction will harm our business, including current plans and operations; our ability to retain and hire key personnel in light of the Transaction; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Transaction; litigation relating to the Transaction instituted against us and the members of our Board of Directors arising out of the Merger, including the effects or any outcomes related thereto, which may delay or prevent the Merger; economic downturns and market conditions beyond our control, including high inflation; the quality of global financial markets; our ability to timely and successfully achieve the anticipated benefits and potential synergies of the acquisitions of Cloudmed and Acclara (each as defined below); our ability to retain existing customers or acquire new customers; the development of markets for our revenue cycle management offering; variability in the lead time of prospective customers; competition within the market; breaches or failures of our or our vendors’ information security measures or unauthorized access to a customer’s data; delayed or unsuccessful implementation of our technologies or services, or unexpected implementation costs; disruptions in or damages to our global business services centers, third-party operated data centers or other services provided by other third-parties; the volatility of our stock price; our substantial indebtedness; and the factors discussed elsewhere in this Quarterly Report on Form 10-Q, those set forth in Part I, Item 1A of our 2023 Form 10-K and our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

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
Acclara Acquisition
On January 17, 2024, we completed the acquisition of the RCM business (“Acclara”) of Providence Health & Services – Washington (“Providence”) and certain of its affiliates (the “Acclara Acquisition”). The purchase price was $786.0 million, subject to adjustments. Concurrently with the closing of the acquisition and as part of the consideration thereof, we issued a warrant to acquire up to 12,192,000 shares of common stock of the Company to Providence. We funded the cash consideration for the Acclara Acquisition and related fees and expenses with cash on hand, borrowings of $80.0 million under our Senior Revolver, and additional borrowings of $575.0 million from our senior secured term loan B facility (such additional borrowings, the “Incremental Term B Loans”). During the three months ended June 30, 2024, we finalized the closing net working capital, which resulted in additional consideration due to the seller of $0.1 million that was paid in the third quarter of 2024.
Take-Private Merger Agreement
On July 31, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Raven Acquisition Holdings, LLC, a Delaware limited liability company (“Parent”), and Project Raven Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”, and together with Parent, the “Buyer Parties”), providing for, among other things and on the terms and subject to the conditions set forth therein, the merger of Merger Sub with and into the Company (the “Merger”). We will survive the Merger as a wholly owned subsidiary of Parent, our common stock will be de-listed from Nasdaq, and we will cease to be a reporting company.
At the time of Merger, our common stock (except for shares owned by us, our subsidiaries, Parent, Merger Sub or TCP-ASC or by stockholders who have properly and validly exercised their statutory rights of appraisal under Delaware law) will be cancelled, extinguished and automatically converted into the right to receive cash in an amount of $14.30 per share of common stock. Certain of our stockholders may enter into rollover agreements with an affiliate of Parent on mutually agreeable terms pursuant to which such stockholders will, immediately prior to the closing, contribute shares of our common stock to such affiliate in exchange for equity interests of such affiliate or one of its subsidiaries. Parent and Merger Sub are affiliates of Clayton, Dubilier & Rice, LLC and TowerBrook Capital Partners L.P., which is an affiliate of TCP-ASC.

The consummation of the Merger is subject to customary conditions, including receipt of the affirmative vote of the holders of a majority of all of the outstanding shares of our common stock to adopt the Merger Agreement, the absence of any law or other order restraining, enjoining or otherwise prohibiting the Merger, and other customary closing conditions.
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
Pursuant to the rules adopted by the SEC, the Company prepared and filed with the SEC, a Definitive Proxy Statement and amended Transaction Statement on Schedule 13E-3 (together with the Buyer Parties) on October 16, 2024, containing more information about the Merger Agreement and the Merger. The special meeting of stockholders to adopt the Merger Agreement and related matters is scheduled to be held virtually on November 14, 2024.
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
In anticipation of potential customer payment delays and to mitigate impacts to our working capital related to this cyberattack, we proactively borrowed $75.0 million under the Senior Revolver on April 3, 2024, which was repaid during the quarter ended June 30, 2024. There have been no additional borrowings under our Senior Revolver related to this matter.

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
The impact to our revenue related to the cyberattacks continues to be evaluated under the Amended and Restated Master Professional Services Agreement (the “MPSA”). Given the cyberattacks impacted the ability to obtain data needed for our base fee and incentive fee calculations, we reached an agreement with Ascension regarding the measurement and calculations as permitted under the MPSA in certain circumstances that impact the economics of one or more of the parties or frustrates the ability of a party to perform its obligations under the MPSA, through no fault of its own. For the six months ended June 30, 2024, the parties agreed to use performance scores achieved by the Company prior to the cyberattacks to calculate incentive fee revenue. In September 2024, the parties agreed to a fixed fee arrangement for incentive fee revenue for Ascension’s fiscal year ending June 30, 2025. The objective of these modifications is for incentive fee revenue to be more consistent with that of the periods before the cyber events occurred. For base fee revenue recognized during the three months ended September 30, 2024, it was agreed that cash deposits would be substituted for cash postings for the period when the system was unavailable. There has been no delay in payment of fees and no extended payment terms granted.
For the three and nine months ended September 30, 2024, the estimated impact from the two industry cyber events to our revenue was approximately $8.8 million and $22.6 million, respectively, which primarily reflects lower incentive fee revenue due to the effect on key performance metrics and lower modular and other fees revenue. Additional revenue impacts related to collection timing and claim inflow volumes for modular service customers are expected to affect our overall performance in 2024. We also expect a shift in timing of net operating fees recognized between the fourth quarter of 2024 and into 2025 in connection with the Ascension cyberattack.
During the three and nine months ended September 30, 2024, costs of approximately $16.4 million and $20.5 million, respectively, were incurred related to contract labor, interim hiring, other third party expenses, and additional compensation to employees dedicated to supporting ongoing operations during the outages and remediation efforts. We anticipate additional expenses in the remainder of 2024 to address the impacted claims volume resulting from the disruption. We have filed notices with our insurance company and intend to pursue recovery of certain costs and lost revenue for both the Change Healthcare cyberattack and the Ascension cyberattack.

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

Health systems and physician practices continue to face challenges in their revenue cycle operations based on several factors including: (1) more complex and clinical outcomes-based reimbursement, (2) industry consolidation amongst hospitals and across the continuum of care, (3) increasing patient responsibility for their medical bills, (4) healthcare labor shortage, and (5) capital constraints to invest in the revenue cycle given financial difficulties and requirements to invest in improving clinical care. We believe these trends provide opportunities for external RCM vendors that will result in growth for the industry and our Company. However, these factors could also result in lower healthcare volumes and extended timelines for customer collections.

In 2024, we have and will continue to work closely with our provider partners to address revenue optimization and workforce management needs more effectively. Such needs continue to impact our provider partners’ performance because of changes to payer timeframes, increased coding complexity, regulatory shifts, and macroeconomic pressures. We anticipate incremental improvement over the next several years as normal cycles return following COVID. Similarly, patient volumes have continued to stabilize, and as a result, there has been and we continue to believe there will be a constructive environment in the remainder of 2024 for our ability to collect cash on behalf of our customers notwithstanding the delays related to the cyberattacks described above. On the modular side, we continue to see a demand for our services in the remainder of 2024 because of macroeconomic pressures and the same performance-related pressures noted above.

Other adverse macroeconomic conditions, including but not limited to resilient inflation, changes to fiscal and monetary policy, uncertainty regarding further interest rate decreases and currency fluctuations, could impact macro-level consumer spending trends, which could affect the volumes processed on our platform and result in fluctuations to our revenue streams. Certain of our customers may be negatively impacted by these events. In addition, our business and customers continue to face challenges relating to a tight labor market and increased turnover rates. We plan to continue to invest in technology and leverage our global footprint to help us offset these costs and expect to continue hiring talented employees and providing competitive compensation. The extent to which these macroeconomic conditions will affect our business is uncertain and will depend on political, social, economic, and regulatory forces that are outside of our control. We continue to assess fluctuating macroeconomic events to manage our response.

CONSOLIDATED RESULTS OF OPERATIONS
The following table provides consolidated operating results and other operating data for the periods indicated:

	Three Months Ended September 30,		2024 vs. 2023 Change		Nine Months Ended September 30,		2024 vs. 2023 Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(In millions, except percentages)
Consolidated Statements of Operations Data:
Net operating fees	$413.0	$368.0	$45.0	12%	$1,169.1	$1,086.8	$82.3	8%
Incentive fees	22.4	30.1	(7.7)	(26)%	59.7	84.5	(24.8)	(29)%
Modular and other fees	221.4	174.7	46.7	27%	659.8	507.8	152.0	30%
Total net services revenue	656.8	572.8	84.0	15%	1,888.6	1,679.1	209.5	12%
Operating expenses:
Cost of services	545.5	447.5	98.0	22%	1,549.4	1,328.1	221.3	17%
Selling, general and administrative	62.3	54.7	7.6	14%	184.9	164.3	20.6	13%
Other expenses	33.2	29.4	3.8	13%	101.4	87.9	13.5	15%
Total operating expenses	641.0	531.6	109.4	21%	1,835.7	1,580.3	255.4	16%
Income from operations	15.8	41.2	(25.4)	(62)%	52.9	98.8	(45.9)	(46)%
Net interest expense	43.2	32.1	11.1	35%	128.1	95.3	32.8	34%
Income (loss) before income tax provision (benefit)	(27.4)	9.1	(36.5)	(401)%	(75.2)	3.5	(78.7)	n.m.
Income tax provision (benefit)	(7.5)	7.8	(15.3)	(196)%	(12.6)	1.6	(14.2)	(888)%
Net income (loss)	$(19.9)	$1.3	$(21.2)	n.m.	$(62.6)	$1.9	$(64.5)	n.m.

Adjusted EBITDA (1)	$148.2	$161.5	$(13.3)	(8)%	$456.5	$446.6	$9.9	2%

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

	Three Months Ended September 30,		2024 vs. 2023 Change		Nine Months Ended September 30,		2024 vs. 2023 Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(In millions, except percentages)
Net income (loss)	$(19.9)	$1.3	$(21.2)	n.m.	$(62.6)	$1.9	$(64.5)	n.m.
Net interest expense	43.2	32.1	11.1	35%	128.1	95.3	32.8	34%
Income tax provision (benefit)	(7.5)	7.8	(15.3)	(196)%	(12.6)	1.6	(14.2)	(888)%
Depreciation and amortization expense (1)	83.2	70.8	12.4	18%	242.7	205.6	37.1	18%
Share-based compensation expense (2)	6.8	18.4	(11.6)	(63)%	46.8	48.9	(2.1)	(4)%
CoyCo 2 share-based compensation expense (3)	9.2	1.7	7.5	441%	12.7	5.4	7.3	135%
Other expenses (4)	33.2	29.4	3.8	13%	101.4	87.9	13.5	15%
Adjusted EBITDA (non-GAAP)	$148.2	$161.5	$(13.3)	(8)%	$456.5	$446.6	$9.9	2%

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
(4)Other expenses are incurred in connection with acquisition and integration initiatives, including costs related to the proposed Merger, exit activities, strategic and transformation initiatives to improve our business alignment and cost structure, review of strategic alternatives, and stockholder litigation. See Note 9, Other Expenses, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the detail of the amounts included in other expenses.
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Net Services Revenue
Net services revenue increased by $84.0 million, or 15%, from $572.8 million for the three months ended September 30, 2023, to $656.8 million for the three months ended September 30, 2024. The increase was primarily driven by the addition of Acclara revenue of $71.5 million, of which $27.9 million was reflected in net operating fees and $43.6 million was reflected in modular and other fees. Additionally, there was an increase in net operating fees of $22.8 million primarily due to new customer contract revenue, which was partially offset by customer attrition and client facility divestitures. The overall increase in net services revenue was partially offset by the impact of the Ascension and Change Healthcare cyberattacks of $8.8 million.
Cost of Services
Cost of services primarily consists of wages and benefits of personnel that perform services for our customers and any related supplies, equipment, or facility costs utilized by these employees, which includes our global shared service centers in India and the Philippines. It also includes cost of services provided to our customers by vendors directly contracted by R1 or assigned to R1 at contract inception. Cost of services increased by $98.0 million, or 22%, from $447.5 million for the three months ended September 30, 2023, to $545.5 million for the three months ended September 30, 2024. The increase was primarily driven by the addition of Acclara’s cost of services, which was approximately $54.2 million, and amortization of intangible assets acquired from Acclara of $7.8 million. There were also increased costs of approximately $42.1 million primarily related to employee and vendor onboarding to support new customer revenue. The increase was further driven by costs incurred related to the Ascension and Change Healthcare cyberattacks of $16.4 million. These increases were partially offset by a reduction of $9.3 million due to customer attrition and a reduction in share-based compensation expense of $5.5 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $7.6 million, or 14%, from $54.7 million for the three months ended September 30, 2023, to $62.3 million for the three months ended September 30, 2024. The increase was primarily driven by the addition of Acclara’s selling, general, and administrative expense of $3.8 million and increased share-based compensation expense of $1.4 million.
Other Expenses
Other expenses increased by $3.8 million, or 13%, from $29.4 million for the three months ended September 30, 2023, to $33.2 million for the three months ended September 30, 2024. See Note 9, Other Expenses, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the details of the costs included in this total for the comparative periods.

Income Taxes
The income tax benefit increased by $15.3 million from an income tax provision of $7.8 million for the three months ended September 30, 2023 to an income tax benefit of $7.5 million for the three months ended September 30, 2024. Our effective tax rate was approximately 27% and 86% for the three months ended September 30, 2024 and 2023, respectively. The effective tax rate for the three months ended September 30, 2024 was higher than the statutory federal tax rate due to taxes on foreign source income for global intangible low-taxed income and withholding taxes and certain non-deductible expenses, such as officers’ compensation and transaction costs. The effective tax rate for the three months ended September 30, 2023 was higher than the federal statutory tax rate due to state income taxes, certain non-deductible compensation, and taxes on foreign source income.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net Services Revenue
Net services revenue increased by $209.5 million, or 12%, from $1,679.1 million for the nine months ended September 30, 2023, to $1,888.6 million for the nine months ended September 30, 2024. The increase was primarily driven by the addition of Acclara revenue of $199.1 million, of which $70.2 million was reflected in net operating fees and $128.9 million was reflected in modular and other fees. Additionally, the increase in net operating fees reflects revenue from new customer contracts of approximately $51.3 million, which was partially offset by a $33.1 million decrease related to physician customer attrition. The overall increase in net services revenue was partially offset by the impact of the Ascension and Change Healthcare cyberattacks of $22.6 million.
Cost of Services
Cost of services primarily consists of wages and benefits of personnel that perform services for our customers and any related supplies, equipment, or facility costs utilized by these employees, which includes our global shared service centers in India and the Philippines. It also includes cost of services provided to our customers by vendors directly contracted by R1 or assigned to R1 at contract inception. Cost of services increased by $221.3 million, or 17%, from $1,328.1 million for the nine months ended September 30, 2023, to $1,549.4 million for the nine months ended September 30, 2024. The increase was primarily driven by the addition of Acclara’s cost of services, which was approximately $157.0 million, and amortization of intangible assets acquired from Acclara of $22.0 million. There were also increased costs of approximately $45.8 million primarily related to employee and vendor onboarding to support new customer revenue. The increase was further driven by costs incurred related to the Ascension and Change Healthcare cyberattacks of $20.5 million. These increases were partially offset by a reduction of $21.3 million due to customer attrition.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $20.6 million, or 13%, from $164.3 million for the nine months ended September 30, 2023, to $184.9 million for the nine months ended September 30, 2024. The increase was primarily driven by the addition of Acclara’s selling, general and administrative expenses, which was approximately $18.2 million, and an increase in share-based compensation expense of $6.5 million.
Other Expenses
Other expenses increased by $13.5 million, or 15%, from $87.9 million for the nine months ended September 30, 2023, to $101.4 million for the nine months ended September 30, 2024. See Note 9, Other Expenses, to the consolidated financial statements included in this Quarterly Report on Form 10-Q for the details of the costs included in this total for the comparative periods.

Income Taxes
Income tax benefit increased by $14.2 million from an income tax provision of $1.6 million for the nine months ended September 30, 2023, to an income tax benefit of $12.6 million for the nine months ended September 30, 2024, primarily due to the tax benefit for the pre-tax loss and tax credits. Our effective tax rate (including discrete items) was approximately 17% and 46% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate for the nine months ended September 30, 2024 was lower than the federal statutory tax rate primarily due to tax benefit for the pre-tax loss, tax credits offset by certain non-deductible expenses, and taxes on foreign source income. The effective tax rate for the nine months ended September 30, 2023 was higher than the federal statutory tax rate due to state income taxes, non-deductible compensation, and taxes on foreign source income.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity include our cash flows from operations and borrowings under our second amended and restated senior credit agreement (the “Second A&R Credit Agreement”). As of September 30, 2024 and December 31, 2023, we had total available liquidity of $705.9 million and $772.4 million, respectively, reflecting our cash and cash equivalents as well as remaining availability under our senior secured revolving credit facility (the “Senior Revolver”).
Our liquidity is influenced by many factors, including timing of revenue and corresponding cash collections, with such revenue correlated to the ability of our customers to pay and the level of their payment, customer onboarding costs, the amount and timing of investments in strategic initiatives, transaction costs related to business acquisitions, timing and closing of the Merger, including costs related to the Merger, our technology investments, and the use of cash to pay tax withholding obligations upon surrender of shares upon vesting of equity awards. We continue to invest capital in order to achieve our strategic initiatives, successfully integrate acquired companies, and continue to invest in technology to increase the capabilities, scalability, and resiliency of our systems. We plan to continue to deploy resources to strengthen our information technology infrastructure, including automation, in order to drive additional value for our customers.
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

We expect cash and cash equivalents, cash flows from operations, and our availability under the Senior Revolver or other debt financing to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, including debt maturities and material capital expenditures, for the next 12 months and beyond. Similar to previous acquisitions and the Acclara Acquisition noted above, future potential acquisitions may be funded through the incurrence of additional debt if our current credit facilities do not have the required capacity.
Our material cash requirements include the following contractual and other obligations:
Debt
Our indebtedness increased as a result of the Acclara Acquisition. As of September 30, 2024, we had outstanding debt of $2.2 billion with contractual payments extending through 2029, with $72.8 million payable within 12 months. Future interest payments associated with our debt total $554.9 million, with $160.5 million payable within the next 12 months, based on the floating rates as of September 30, 2024.
Leases
Our significant leasing activity encompasses leases for real estate, including corporate offices, operational facilities, and global business services centers. As of September 30, 2024, we had fixed future lease payments of $144.1 million, with $30.8 million payable within 12 months.
Software Purchase and Services Obligations
Our primary purchase obligations relate to contracts entered into with vendors that supply various software services and products. As of September 30, 2024, we had purchase obligations related to software and service contracts of $153.4 million, with $38.5 million payable within 12 months, most of which will be future operating expense.
Cash Flow Activity
As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $167.3 million and $173.6 million, respectively. Cash flows from operating, investing, and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Net cash provided by operating activities	$172.6	$221.3
Net cash used in investing activities	$(752.7)	$(75.6)
Net cash provided by (used in) financing activities	$574.3	$(90.5)
Cash Flows from Operating Activities
Cash provided by operating activities decreased by $48.7 million from $221.3 million for the nine months ended September 30, 2023, to $172.6 million for the nine months ended September 30, 2024. Cash provided by operating activities primarily decreased due to a larger cash bonus payout and significantly higher estimated federal and state tax payments in 2024 compared to 2023. In addition, the 2024 operating cash flows include payments of Acclara Acquisition expenses and fees related to the strategic alternatives review that did not occur in 2023.

Cash Used in Investing Activities
Cash used in investing activities primarily includes our investments in property, equipment and software and our inorganic growth initiatives. Outflows for significant acquisitions have typically been offset by cash inflows from financing activities related to obtaining new debt.
Cash used in investing activities increased by $677.1 million from $75.6 million for the nine months ended September 30, 2023, to $752.7 million for the nine months ended September 30, 2024. Cash used in investing activities for the nine months ended September 30, 2024 includes approximately $662.0 million of cash used for the purchase of Acclara. This change also included a $2.5 million increase in property, equipment and software spend related to our strategic initiatives and capitalization of software for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
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
Cash provided by financing activities increased by $664.8 million from cash used of $90.5 million for the nine months ended September 30, 2023, to cash provided of $574.3 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, cash from financing activities included $575.0 million of Incremental Term B Loans (as defined herein), net of discount and issuance costs of $13.5 million, and additional net borrowings of $60.0 million under the Senior Revolver incurred in connection with the Acclara Acquisition compared to $40.0 million of net repayments under the Senior Revolver in 2023.
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
The Senior Secured Credit Facilities bear interest at a floating rate, which was 7.10% for the Term A Loans and Senior Revolver and 7.85% for the Term B Loans as of September 30, 2024. See Note 7, Derivative Financial Instruments, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion on our interest rate hedging transactions.

As of September 30, 2024, we had drawn $60.0 million and had $538.6 million of remaining availability on our Senior Revolver.

The Second A&R Credit Agreement contains a number of financial and non-financial covenants. We are required to maintain minimum consolidated total net leverage and consolidated interest coverage ratios. The Company was in compliance with all of the covenants in the Second A&R Credit Agreement as of September 30, 2024.

See Note 6, Debt, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity. Our results of operations and cash flows are subject to fluctuations due to changes in interest rates due to our debt and banking arrangements, which can result in fluctuations in our interest income and expense. As of September 30, 2024, we have hedged $500.0 million of our $2.2 billion outstanding floating rate debt to a fixed rate of 3.01% plus the applicable spread defined in the Second A&R Credit Agreement. The remaining $1.7 billion outstanding is subject to average variable rates of 7.10% for the Term A Loans and Senior Revolver and 7.85% for the Term B Loans as of September 30, 2024. Assuming the current level of borrowings, a one percentage point increase or decrease in interest rates would have increased or decreased our annual interest expense on the $1.7 billion subject to variable rates by approximately $17.4 million as of September 30, 2024.
Our interest income is primarily generated from variable rate interest earned on operating cash accounts.
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Indian rupee and Philippine peso because a portion of our operating expenses are incurred by our subsidiaries in India and the Philippines and are denominated in Indian rupees and Philippine pesos, respectively. We do not generate significant revenues outside of the United States. For the nine months ended September 30, 2024 and 2023, 10% and 9% of our expenses were denominated in foreign currencies, respectively. As of September 30, 2024 and 2023, we had net assets of $128.5 million and $101.3 million in foreign entities, respectively. Before the impact of our foreign currency hedging activities discussed below, the reduction in earnings from a 10% change in foreign currency spot rates would have been $19.8 million and $16.2 million at September 30, 2024 and 2023, respectively.
We have hedge positions that are designated cash flow hedges of certain intercompany charges which have maturities not extending beyond December 31, 2024 and are intended to partially offset the impact of foreign currency movements on future costs relating to our global business service centers. As of September 30, 2024, our foreign currency forward contracts designated as cash flow hedges had a total notional value of $53.2 million and we had no outstanding fair value hedges. For additional information, see Note 7, Derivative Financial Instruments to our consolidated financial statements included in this Quarterly Report on Form 10-Q. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.
For designated cash flow hedges, gains and losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as cost of services. As of September 30, 2024, it was anticipated that approximately $0.1 million of gains, net of tax, currently recorded in accumulated other comprehensive loss will be reclassified into cost of services within the next 12 months. For designated fair value hedges, gains and losses resulting from changes in fair value are recorded to earnings in the current period. For the three and nine months ended September 30, 2024, the Company had recognized $0.1 million and $0.1 million, respectively, of gains in earnings related to foreign currency forward contracts designated as fair value hedges.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $4.9 million as of September 30, 2024.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 31, 2024, we entered into the Merger Agreement pursuant to which, if all of the conditions to closing are satisfied or waived, we will become a wholly owned subsidiary of Parent, and our common stock will be delisted from The Nasdaq Global Select Market and we will cease to be a reporting company. On September 13, 2024, the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired. The consummation of the Merger remains subject to customary conditions as set forth in the Merger Agreement, including, but not limited to, the: (i) affirmative vote of the holders of a majority of all of the outstanding shares of our common stock to adopt the Merger Agreement; and (ii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger. In addition, the obligation of each party to consummate the Merger is conditioned upon the other party’s representations and warranties being true and correct (subject to certain customary materiality exceptions) and the other party having performed in all material respects its covenants, obligations and conditions under the Merger Agreement. The obligation of the buyer parties to consummate the Merger is also subject to the absence of a Company Material Adverse Effect (as defined in the Merger Agreement). Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if permitted by the Merger Agreement and applicable law). In addition, the Merger may fail to close for other reasons.
The pending Merger as well as any delays in the expected timeframe, could cause disruption in and create uncertainties, which could have an adverse effect on our business, operating results, financial condition and trading price of our common stock, regardless of whether the Merger is completed, and could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe. These risks include, but are not limited to:
•the completion of the Transaction on anticipated terms and timing or at all, including obtaining required stockholder approval, and the satisfaction of other conditions to the completion of the Transaction;
•litigation relating to the Transaction instituted against parties involved in the Merger or their respective directors, managers or officers, including the effects of any outcomes related thereto;
•disruptions from the Transaction, including the diversion of management’s attention from our ongoing business operations and the previously disclosed expected Chief Executive Officer succession in connection with the closing of the Merger;
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
•the fact that receipt of the all-cash per share consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•the fact that, if the Merger is completed, our stockholders (other than those stockholders that will contribute their shares of common stock pursuant to Rollover Agreements, if any (as defined in the Merger Agreement)) will not participate in any future growth potential or benefit from any future increase in the value of our company.
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

Lawsuits filed against us and the members of our Board of Directors arising out of the Merger may delay or prevent the Merger.
Putative stockholder complaints, including stockholder class action complaints, and other complaints filed against us, our Board of Directors, parties involved in the Merger and others in connection with the transactions contemplated by the Merger Agreement may delay or prevent the Merger. We have received demand letters from several purported stockholders relating to books and records requests pursuant to Section 220 of the Delaware General Corporation Law, alleged disclosure deficiencies in the proxy statement related to the Merger, or appraisal pursuant to Section 262 of the Delaware General Corporation Law, and a complaint filed in New York state court alleging negligence against R1, R1’s directors, and other parties to the Merger. It is possible that additional demands, complaints, or both, may be filed challenging the Merger. The outcome of any such demands and complaints or any litigation is uncertain, and we may not be successful in defending against these claims or any such future claims. Whether or not any claims are successful, this type of litigation could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may exacerbate the other risks described herein and adversely affect our business, operating results and financial condition.
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
For the three and nine months ended September 30, 2024, we incurred costs and earned lower base fee and incentive fee revenue due to the effect on key performance metrics and lower modular and other fees revenue from these cyberattacks. The expected cash flow impacts to our customers may affect their ability to pay our invoices in a timely manner. Additional costs and revenue impacts are expected to affect our overall performance in 2024.
See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our repurchases of common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs (in millions) (1)
July 1, 2024 through July 31, 2024	—	$—	—	$453.2
August 1, 2024 through August 31, 2024	—	—	—	453.2
September 1, 2024 through September 30, 2024	—	—	—	453.2

(1)	On October 22, 2021, the Board adopted a repurchase program and authorized the repurchase of up to $200.0 million of our common stock from time to time in the open market or in privately negotiated transactions (the “2021 Repurchase Program”). On January 9, 2022, the Board increased the authorization under the 2021 Repurchase Program to an aggregate amount of up to $500.0 million. The average price paid per share of common stock repurchased under the 2021 Repurchase Program is the execution price, including commissions paid to brokers. The timing and amount of any shares repurchased under the 2021 Repurchase Program will be determined by our management based on its evaluation of market conditions and other factors. The 2021 Repurchase Program may be suspended or discontinued at any time.

Item 5.	Other Information
Insider Trading Arrangements
During the quarter ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6.	Exhibits

The following are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q:

(a)

Exhibit Number	Exhibit Description
2.1+
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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith.
+	The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R1 RCM INC.

By:	/s/ Lee Rivas
Lee Rivas
Chief Executive Officer

By:	/s/ Jennifer Williams
Jennifer Williams
Chief Financial Officer and Treasurer
Date: November 5, 2024